Form 10-Q
period 2021-06-30
InterPrivate II Acquisition Corp.
filed 2021-08-18
CIK 1839608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 18, 2021, there were 26,075,000 shares of Class A common stock, $0.0001 par value and 6,468,750 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INTERPRIVATE II ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INTERPRIVATE II ACQUISITION CORP.

CONDENSED BALANCE SHEET

June 30,
2021
(unaudited)
ASSETS
Current assets
Cash	$369,004
Prepaid expenses	429,247
Total Current Assets	798,251

Marketable securities held in Trust Account	258,770,580
TOTAL ASSETS	$259,568,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$487,565
Total Current Liabilities	487,565

Warrant liability	5,163,667
Total Liabilities	5,651,232

Commitments and Contingencies (See Note 6)
Class A common stock subject to possible redemption 24,891,760 shares at redemption value at June 30, 2021	248,917,597

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 1,183,240 shares issued and outstanding (excluding 24,891,760 shares subject to possible redemption)	118
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding	647
Additional paid-in capital	7,569,007
Accumulated deficit	(2,569,770)
Total Stockholders’ Equity	5,000,002
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$259,568,831

 The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE II ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE AND SIX  MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Three Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2021

Operating and formation costs	$855,219	$936,681
Loss from operations	(855,219)	(936,681)

Other income (expense):
Change in fair value of warrant liabilities	(1,900,667)	(1,646,833)
Offering costs attributable to warrant liabilities	—	(6,835)
Interest earned on marketable securities held in Trust Account	19,485	23,982
Unrealized loss on marketable securities held in Trust Account	(7,711)	(3,403)
Other income, net	(1,888,893)	(2,569,770)

(Loss) income before income taxes	(2,744,112)	(2,569,770)
Provision for income taxes	—	—
Net loss	$(2,744,112)	$(2,569,770)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	25,166,171	25,150,926

Basic and diluted net income per share, Class A common stock subject to redemption	—	—

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	$7,377,579	6,806,056

Basic and diluted net loss per share, Non-redeemable common stock	$(0.37)	$(0.38)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE II ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	0	—	6,468,750	647	24,353	—	25,000

Sale of 25,875,000 Units, net of underwriting discounts	25,875,000	2,588	—	—	253,051,596	—	253,054,184

Sale of 4,616,667 Private Placement Warrants	—	—	—	—	3,408,166	—	3,408,166

Issuance of Representative Shares	200,000	20	—	—	—	—	20

Common stock subject to possible redemption	(25,149,083)	(2,516)	—	—	(251,488,310)	—	(251,490,826)

Change in value of common stock subject to redemption	(17,088)	(2)	—	—	(170,882)	—	(170,884)

Net loss	—	—	—	—	—	174,342	174,342

Balance – March 31, 2021	908,829	$90	6,468,750	$647	$4,824,923	$174,342	$5,000,002

Change in value of common stock subject to redemption	274,411	28			2,744,084		2,744,112

Net income (loss)						(2,744,112)	(2,744,112)

Balance – June 30, 2021	1,183,240	$118	6,468,750	$647	$7,569,007	$(2,569,770)	$5,000,002

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE II ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Six Months
Ended
June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(2,569,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	1,646,833
Offering costs attributable to warrant liabilities	6,835
Interest earned on marketable securities held in Trust Account	(23,982)
Unrealized loss on marketable securities held in Trust Account	3,403
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(429,229)
Accrued expenses	487,565
Net cash used in operating activities	(878,345)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(258,750,000)
Net cash used in investing activities	(258,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	253,575,000
Proceeds from sale of Private Placement Warrants	6,925,000
Proceeds from promissory note – related party	149,476
Repayment of promissory note – related party	(149,476)
Payment of offering costs	(502,651)
Net cash provided by financing activities	259,997,349

Net Change in Cash	369,004
Cash – Beginning of period	—
Cash – End of period	$369,004

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$25,000
Issuance of Representative Shares	$20
Initial classification of common stock subject to possible redemption	$251,490,826
Change in value of common stock subject to possible redemption	$(2,573,227)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021
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

As of June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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
JUNE 30, 2021
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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and EarlyBirdCapital have agreed to vote their Founder Shares (as defined in Note 5), Representative Shares, respectively (as defined in Note 8) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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
JUNE 30, 2021
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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statement do not include any adjustments that might result from the outcome of this uncertainty.

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 04, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 15, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the six months ended June 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

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

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Class A common stock subject to possible redemption
Numerator: Earnings attributable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$18,745	$23,071
Unrealized loss on marketable securities held in Trust Account	(7,418)	(3,274)
Less: interest available to be withdrawn for payment of taxes	(11,327)	(19,797)
Net income attributable to Class A ordinary shares subject to possible redemption	$—	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	25,166,171	25,162,844
Basic and diluted Net Loss per share, Class A common stock subject to possible redemption	$—	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net Loss	$(2,744,112)	$(2,569,770)
Less: Net Loss allocable to Class A common stock subject to possible redemption	—	—
Non-Redeemable Net Income	$(2,744,112)	$(2,569,770)
Denominator: Weighted Average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	7,377,579	6,808,056
Basic and diluted net loss per share, non-redeemable common stock	$(0.37)	$(0.38)

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

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,875,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,375,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fifth of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.

Transaction costs amounted to $5,691,351, consisting of $5,175,000 of underwriting fees and $516,351 of other offering costs. In addition, cash of $1,638,850 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 13, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock (the “Founder Shares”). On March 4, 2021, the Company effected a 1:1.125 stock split of its Class B common stock, resulting in an aggregate of 6,468,750 Founder Shares issued and outstanding. The Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Representative Shares). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until (i) with respect to 50% of such shares, for a period ending on the earlier of the one-year anniversary of the date of the consummation of a Business Combination and the date on which the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30- trading day period following the consummation of a Business Combination and (ii) with respect to the remaining 50% of such shares, for a period ending on the one-year anniversary of the date of the consummation of a Business Combination, or, in either case, earlier if, subsequent to a Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on March 4, 2021, pursuant to which the Company will pay the Sponsor a total of up to $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $40,000 in fees for these services, respectively.

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

Services Agreement

The Company entered into an agreement, pursuant to which the Company will pay its Vice President a total of $10,000 per month for assisting the Company in negotiating and consummating an initial Business Combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees. For the six months ended June 30, 2021, the Company incurred and paid $40,000 in fees for these services, respectively. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $40,000 in fees for these services, respectively.

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on March 4, 2021, the holders of the Founder Shares, Representative Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) have registration rights requiring the Company to register a sale of any of the securities held by them prior to the consummation of a Business Combination. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy- back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue up to 380,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021, there were 1,183,240 of Class A common stock issued and outstanding, excluding 24,891,760 shares of Class A common stock subject to possible redemption.

Class B Common Stock— The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021, there were 6,468,750 shares of Class B common stock issued and outstanding.

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
JUNE 30, 2021
(Unaudited)

NOTE 8. WARRANTS

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

The Company has agreed that as soon as practicable, but in no event later than twenty (20) business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3 (a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Class A common stock for any 20 trading days within a 30- trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted).

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
JUNE 30, 2021
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
JUNE 30, 2021
(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$258,770,580
Liabilities:
Warrant Liability – Private Placement Warrants	3	4,466,000
Warrant Liability – Underwriters Warrants	3	697,667

The Private Placement Warrants were initially valued using a Binomial Lattice Model, which is considered to be a Level 3 fair value measurement. The Binomial Lattice Model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Binomial Lattice Model was used in estimating the fair value of the Private Placement Warrants for periods where no observable traded price was available.

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The key inputs into the Binomial Lattice Model for the initial measurement of Private Placement Warrants and subsequent measurement of the Private Placement Warrants are as follows:

Term	March 9, 2021	March 31, 2021	June 30, 2021
Risk-free interest rate	1.00%	0.99%	0.90%
Market price of public stock	$9.84	$9.74	$9.70
Dividend Yield	0.00%	0.00%	0.00%
Implied volatility	13.1%	13.1%	18.8%
Exercise price	$11.50	$11.50	$11.50

On March 9, 2021, March 31, 2021 and June 30, 2021, the Private Placement Warrants were determined to be valued at $0.79, $0.74 and $1.16 per warrant respectively. Underwriter Warrants on March 9, 2021, March 31, 2021 and June 30, 2021 were valued at $0.62, $0.54 and $0.91 respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Underwriters Warrants
Fair value as of March 9, 2021	$3,041,500	$475,334
Change in valuation inputs or other assumptions	(192,500)	(61,334)
Fair value as of March 31, 2021	$2,849,000	$414,000
Change in valuation inputs or other assumptions	1,617,000	283,667
Fair value as of June 30, 2021	$4,466,000	$697,667

During the six-month period ended June 30, 2021 there were no transfers out of Level 3.

NOTE 10. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2021, we had a net loss of $2,569,770 which consists of operating costs of $936,681 and warrant transaction costs of $6,835, change in fair value on warrant liability of $1,646,833, interest income on marketable securities held in the Trust Account of $23,982 and an unrealized loss on marketable securities held in the Trust Account of $3,403.

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

For the six months ended June 30, 2021, cash used in operating activities was $878,345. Net loss of $2,569,770 was affected by a non-cash charge related to the change in warrant liability of $1,646,833, interest earned on marketable securities held in the Trust Account of $23,982 and an unrealized loss on marketable securities held in in the Trust Account of $3,403 and offering costs allocable to warrant liabilities of $6,835. Changes in operating assets and liabilities provided $58,336 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $258,770,580 (including $23,982 of interest income and unrealized gains consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30,2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $369,004. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees on March 4, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

We have entered into an agreement, pursuant to which will pay the Vice President a total of $10,000 per month for assisting us in negotiating and consummating an initial Business Combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting previously disclosed on our Quarterly Report on Form 10-Q for the period ended March 31, 2021 regarding the classification of the Company’s Private Placement Warrants as components of equity instead of as derivative liabilities. Notwithstanding this identified material weakness as of June 30, 2021, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

In light of the material weakness described above, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.

Other than the changes discussed above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on July 23, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on July 23, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPRIVATE II ACQUISITION CORP.

Date: August 18, 2021	By:	/s/ Ahmed Fattouh
	Name:	Ahmed Fattouh
	Title:	Chairman and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)