Form 10-Q
period 2021-09-30
InterPrivate II Acquisition Corp.
filed 2021-11-22
CIK 1839608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 22, 2021, there were 26,075,000 shares of Class A common stock, $0.0001 par value and 6,468,750 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INTERPRIVATE II ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INTERPRIVATE II ACQUISITION CORP.

CONDENSED BALANCE SHEET

September 30,
2021
(unaudited)
ASSETS
Current assets
Cash	$247,986
Prepaid expenses	252,310
Total Current Assets	500,296

Prepaid expenses, less current portion	105,334
Marketable securities held in Trust Account	258,786,957
TOTAL ASSETS	$259,392,587

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,060,872
Total Current Liabilities	1,060,872

Warrant liability	4,429,600
Total Liabilities	5,490,472

Commitments and Contingencies (See Note 7)
Class A common stock subject to possible redemption 25,875,000 shares at redemption value at September 30, 2021	258,786,957

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 200,000 shares issued and outstanding (excluding 25,875,000 shares subject to possible redemption) (1)	20
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding	647
Accumulated deficit	(4,885,509)
Total Stockholders’ Deficit	(4,884,842)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$259,392,587

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE II ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2021	September 30, 2021

Operating and formation costs	$765,930	$1,702,611
Loss from operations	(765,930)	(1,702,611)

Other income (expense):
Gain (loss) on warrant liabilities	734,067	(912,766)
Offering costs attributable to warrant liabilities	—	(6,835)
Interest earned on marketable securities held in Trust Account	30,522	54,504
Unrealized loss on marketable securities held in Trust Account	(14,144)	(17,547)
Other income (loss), net	750,445	(882,644)

Loss before income taxes	(15,485)	(2,585,255)
Provision for income taxes	—	—
Net loss	$(15,485)	$(2,585,255)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	25,875,000	19,524,725

Basic and diluted net income per share, Class A common stock subject to redemption	$—	$(0.10)

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	$6,488,750	6,165,339

Basic and diluted net loss per share, Non-redeemable common stock	$—	$(0.10)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE II ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	24,353	—	25,000

Issuance costs associated with the sale of Public Units	—	—	—	—	(3,432,519)	(2,263,297)	(5,695,816)

Sale of 4,616,667 Private Placement Warrants	—	—	—	—	3,408,166	—	3,408,166

Issuance of Representative Shares	200,000	20	—	—	—	—	20

Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(8,805)	(8,805)

Net income	—	—	—	—	—	174,342	174,342

Balance – March 31, 2021 (As restated)	200,000	$20	6,468,750	$647	$—	$(2,097,760)	$(2,097,093)

Accretion of Class A common stock subject to possible redemption						(11,775)	(11,775)

Net loss	—	—	—	—	—	(2,744,112)	(2,744,112)

Balance – June 30, 2021 (As restated)	200,000	$20	6,468,750	$647	$—	$(4,853,647)	$(4,852,980)

Accretion of Class A common stock subject to possible redemption						(16,377)	(16,377)

Net loss	—	—	—	—	—	(15,485)	(15,485)

Balance – September 30, 2021	200,000	$20	6,468,750	$647	$—	$(4,885,509)	$(4,884,842)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE II ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Nine Months
Ended
September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(2,585,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on warrant liabilities	912,766
Offering costs attributable to warrant liabilities	6,835
Interest earned on marketable securities held in Trust Account	(54,504)
Unrealized loss on marketable securities held in Trust Account	17,547
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(357,624)
Accrued expenses	1,060,872
Net cash used in operating activities	(999,363)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(258,750,000)
Net cash used in investing activities	(258,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	253,575,000
Proceeds from sale of Private Placement Warrants	6,925,000
Proceeds from promissory note – related party	149,476
Repayment of promissory note – related party	(149,476)
Payment of offering costs	(502,651)
Net cash provided by financing activities	259,997,349

Net Change in Cash	247,986
Cash – Beginning of period	—
Cash – End of period	$247,986

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$25,000
Issuance of Representative Shares	$20
Accretion of Class A common stock subject to possible redemption	$36,957

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering ( “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on March 4, 2021. On March 9, 2021, the Company consummated the Initial Public Offering of 25,875,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,375,000 Units, at $10.00 per Unit, generating gross proceeds of $258,750,000, which is described in Note 3.

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

Following the closing of the Initial Public Offering on March 9, 2021, an amount of $258,750,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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
SEPTEMBER 30, 2021
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

If the Company seeks stockholder approval, the Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. The Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and EarlyBirdCapital have agreed to vote their Founder Shares (as defined in Note 6), Representative Shares (as defined in Note 9) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

The Company historically accounted for a portion of its outstanding Public Shares as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s Amended and Restated Certificate of Incorporation.

Management has re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of the Public Shares. Upon re-evaluation, management determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Amended and Restated Certificate of Incorporation. The SEC clarified their position on the accounting classification of redeemable shares to state that companies should restate previously issued financial statements for the reclassification of redeemable shares from permanent to temporary equity.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to previously presented financial statements and such previously presented financial statements could not be relied upon. In conjunction with its clarification of ASC 480-10-99, the SEC further stated that the misstatement arises to the level of a material weakness. As a result, the Company has concluded that its previously issued financial statements impacted should be restated to report the Public Shares as temporary equity. As such, the Company is restating in this Quarterly Report those periods that would have been impacted.

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The impact to the Company’s previously presented financial information is presented below:

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of March 9, 2021 (audited)
Class A Common Stock Subject to Possible Redemption	$255,007,660	$3,742,340	$258,750,000
Class A Common Stock	57	(37)	20
Additional Paid-in Capital	5,000,305	(5,000,305)	—
Retained earnings (Accumulated deficit)	(1,000)	1,258,002	1,257,002

Statement of Stockholder’s Equity as of March 9, 2021 (audited)
Class A Common Stock Subject to Possible Redemption	$255,007,660	$3,742,340	$258,750,000
Class A Common Stock	57	(37)	20
Additional Paid-in Capital	5,000,305	(5,000,305)	—
Retained earnings (Accumulated deficit)	(1,000)	1,258,002	1,257,002

Balance sheet as of March 31, 2021 (unaudited)
Class A Common Stock Subject to Possible Redemption	$251,661,710	$7,097,095	$258,758,805
Class A Common Stock	90	(70)	20
Additional Paid-in Capital	4,824,923	(4,824,923)	—
Retained earnings (Accumulated deficit)	174,342	(2,272,102)	(2,097,760)

Statement of operations for the three months ended March 31, 2021 (unaudited)
Weighted average common shares subject to possible redemption	25,166,171	(18,910,676)	6,255,495
Basic and diluted net loss per share subject to possible redemption	$—	$(0.02)	$(0.02)

Weighted average non-redeemable common shares outstanding	6,130,619	(1,045,385)	5,085,234
Basic and diluted net loss per non-redeemable common share	$0.03	$(0.05)	$(0.02)

Statement of Stockholder’s Equity for the three months March 31, 2021 (unaudited)
Class A Common Stock Subject to Possible Redemption	$251,661,710	$7,097,095	$258,758,805
Class A Common Stock	90	(70)	20
Additional Paid-in Capital	4,824,923	(4,824,923)	—
Retained earnings (Accumulated deficit)	174,342	(2,272,102)	(2,097,760)
Statement of cash flows for the three months ended March 31, 2021 (unaudited)
Initial classification of common stock subject to possible redemption	251,490,834	(251,490,834)	$—
Change in value of common stock subject to possible redemption	170,876	(170,876)	$—
Accretion of Class A common stock subject to possible redemption	—	8,805	8,805

Balance sheet as of June 30, 2021 (unaudited)
Class A Common Stock Subject to Possible Redemption	$248,917,597	$9,852,983	$258,770,580
Class A Common Stock	118	(98)	20
Additional Paid-in Capital	7,569,007	(7,569,007)	—
Accumulated deficit	(2,569,770)	(2,283,877)	(4,853,647)

Statement of operations for the three months ended June 30, 2021 (unaudited)
Weighted average common shares subject to possible redemption	25,166,171	708,829	25,875,000
Basic and diluted net loss per share subject to possible redemption	$—	$(0.08)	$(0.08)

Weighted average non-redeemable common shares outstanding	7,377,579	(817,524)	6,560,055
Basic and diluted net loss per non-redeemable common share	$(0.37)	$0.29	$(0.08)

Statement of operations for the six months ended June 30, 2021 (unaudited)
Weighted average common shares subject to possible redemption	25,150,926	(8,853,965)	16,296,961
Basic and diluted net loss per share subject to possible redemption	$—	$(0.12)	$(0.12)

Weighted average non-redeemable common shares outstanding	6,806,056	(896,595)	5,909,461
Basic and diluted net loss per non-redeemable common share	$(0.38)	$0.26	$(0.12)

Statement of Stockholders’ Deficit for the six months ended June 30, 2021 (unaudited)
Class A Common Stock Subject to Possible Redemption	$248,917,597	$9,852,983	$258,770,580
Class A Common Stock	118	(98)	20
Additional Paid-in Capital	7,569,007	(7,569,007)	—
Accumulated deficit	(2,569,770)	(2,283,877)	(4,853,647)
Statement of cash flows for the six months ended June 30, 2021 (unaudited)
Initial classification of common stock subject to possible redemption	$251,490,826	$(251,490,826)	—
Change in value of common stock subject to possible redemption	(2,573,227)	2,573,227	—
Accretion of Class A common stock subject to possible redemption	—	20,580	20,580

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 04, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 15, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of September 30, 2021 and March 9, 2021, the Private Placement Warrants were accounted for as liabilities, and the Public Warrants were accounted for as equity (see Note 9).

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the Private Placement Warrants issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Placement Warrants as liabilities at their fair value and adjusts the Private Placement Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants initially was estimated using a Binomial Lattice Model (see Note 10).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC Topic 480”) “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, the entire amount of the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the nine months ended September 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021

Ordinary shares subject to possible redemption
Net loss allocable to Class A common stock subject to possible redemption	$(12,380)	(1,964,821)
Denominator: Weighted Average Class A
Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	25,875,000	19,524,725
Basic and Diluted net income per share, Redeemable Ordinary Shares	$(0.00)	$(0.10)

Non-Redeemable ordinary shares
Numerator:
Net loss	$(15,485)	(2,585,255)
Less: Net loss attributable to Class A common stock not subject to possible redemption	12,380	1,964,821
Net loss attributable to Class A common stock not subject to Possible redemption	(3,105)	(620,433)
Denominator: Weighted Average Non-Redeemable
Basic and diluted weighted average shares outstanding, ordinary shares	6,488,750	6,165,339
Basic and diluted net loss per share, ordinary shares	(0.00)	(0.10)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on February 5, 2021 (inception) using the modified retrospective method for transition. Adoption of ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,875,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,375,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock and one-fifth of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 9).

Transaction costs amounted to $5,691,351, consisting of $5,175,000 of underwriting fees and $516,351 of other offering costs. In addition, cash of $1,638,850 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On January 13, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock (the “Founder Shares”). On March 4, 2021, the Company effected a 1:1.125 stock split of its Class B common stock, resulting in an aggregate of 6,468,750 Founder Shares issued and outstanding. The Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Representative Shares). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until (i) with respect to 50% of such shares, for a period ending on the earlier of the one-year anniversary of the date of the consummation of the initial Business Combination and the date on which the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period following the consummation of a Business Combination and (ii) with respect to the remaining 50% of such shares, for a period ending on the one-year anniversary of the date of the consummation of a Business Combination, or, in either case, earlier if, subsequent to a Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Administrative Services Agreement

The Company entered into an agreement, commencing on March 4, 2021, pursuant to which the Company will pay the Sponsor a total of up to $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $70,000 in fees for these services, respectively.

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

Services Agreement

The Company entered into an agreement, pursuant to which the Company will pay its Vice President a total of $10,000 per month for assisting the Company in negotiating and consummating an initial Business Combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $70,000 in fees for these services, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on March 4, 2021, the holders of the Founder Shares, Representative Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants) have registration rights requiring the Company to register a sale of any of the securities held by them prior to the consummation of a Business Combination. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Business Combination Marketing Agreement

The Company has engaged Morgan Stanley and EarlyBirdCapital as advisors in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay Morgan Stanley and EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering, or $9,056,250 (exclusive of any applicable finders’ fees which might become payable).

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 380,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were 26,075,000 of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were 6,468,750 shares of Class B common stock issued and outstanding.

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

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to FINRA Rule 5110(g)(1). Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$258,786,957
Liabilities:
Warrant Liability – Private Placement Warrants	3	3,850,000
Warrant Liability – Underwriters Warrants	3	579,600

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

The key inputs into the Binomial Lattice Model for the initial measurement of Private Placement Warrants and subsequent measurement of the Private Placement Warrants are as follows:

Term	March 9, 2021	September 30, 2021
Risk-free interest rate	1.00%	0.97%
Market price of public stock	$9.84	$9.98
Dividend Yield	0.00%	0.00%
Implied volatility	13.1%	15.8%
Exercise price	$11.50	$11.50

On March 9, 2021 and September 30, 2021, the Private Placement Warrants were determined to be valued at $0.79 and $1.00 per warrant respectively. Underwriter Warrants on March 9, 2021, March 31, 2021 and September 30, 2021 were valued at $0.62 and $0.76 respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Underwriters Warrants
Fair value as of March 9, 2021	$3,041,500	$475,334
Change in valuation inputs or other assumptions	808,500	104,266
Fair value as of September 30, 2021	$3,850,000	$579,600

During the nine-month period ended September 30, 2021 there were no transfers out of Level 3.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2021, we had a net loss of $2,585,255 which consists of operating costs of $1,702,611 and warrant transaction costs of $6,835,a loss on warrant liability of $912,766, interest income on marketable securities held in the Trust Account of $54,504 and an unrealized loss on marketable securities held in the Trust Account of $17,547.

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

For the nine months ended September 30, 2021, cash used in operating activities was $999,363. Net loss of $2,585,255 was affected by a non-cash charge related to the change in warrant liability of $912,766, interest earned on marketable securities held in the Trust Account of $54,504 and an unrealized loss on marketable securities held in in the Trust Account of $17,547 and offering costs allocable to warrant liabilities of $6,835. Changes in operating assets and liabilities provided $999,363 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $258,786,957 (including $54,504 of interest income and unrealized gains consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of $247,986. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We have entered into an agreement, pursuant to which we will pay the Vice President a total of $10,000 per month for assisting us in negotiating and consummating an initial Business Combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate and the Company will cease paying these monthly fees.

We have engaged Morgan Stanley and EarlyBirdCapital as advisors in connection with the Business Combination to assist us in holding meetings with our stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the Business Combination, assist us in obtaining stockholder approval for the Business Combination and assist us with its press releases and public filings in connection with the Business Combination. We will pay Morgan Stanley and EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable).

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2021, due to (i) the material weakness in our internal control over financial reporting previously disclosed on our Quarterly Report on Form 10-Q for the period ended March 31, 2021 regarding the classification of the Private Placement Warrants as components of equity instead of as derivative liabilities and (ii) the material weakness in our internal control over financial reporting related to the classification of redeemable common stock as components of either permanent or temporary equity. Notwithstanding these identified material weaknesses as of September 30, 2021, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

In light of the material weaknesses described above, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Management has implemented remediation steps to address the material weaknesses and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

While we took considerable action to remediate the material weaknesses, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the third quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weaknesses will be remediated during the course of fiscal 2022.

Other than the changes discussed above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in the Company’s most recent Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 as filed with the SEC on August 18, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our independent registered public accounting firm, our management concluded that we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

As a result of the material weaknesses in our internal control over financial reporting, the change in accounting for the Public Shares, and other matters raised or that may in the future be raised by the SEC, we potentially face litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

INTERPRIVATE II ACQUISITION CORP.

Date: November 22, 2021	By:	/s/ Ahmed Fattouh
	Name:	Ahmed Fattouh
	Title:	Chairman and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)