Form 10-Q
period 2022-03-31
InterPrivate II Acquisition Corp.
filed 2022-05-19
CIK 1839608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 18, 2022, there were 26,075,000 shares of Class A common stock, $0.0001 par value and 6,468,750 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INTERPRIVATE II ACQUISITION CORP.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INTERPRIVATE II ACQUISITION CORP.

CONDENSED BALANCE SHEET

	March 31,	December 31,
	2022 (unaudited)	2021 (audited)

ASSETS
Current assets
Cash	$9,787	$120,785
Prepaid expenses	297,586	249,172
Total Current Assets	307,373	369,957

Prepaid expense, non-current	-	41,075
Marketable securities held in Trust Account	258,903,528	258,821,242
TOTAL ASSETS	$259,210,901	$259,232,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Related party payable	207,785	50,320
Accounts payable and accrued expenses	2,805,684	1,283,968
Total Current Liabilities	3,013,469	1,334,288

Warrant liability	2,395,826	4,115,552
Total Liabilities	$5,409,295	$5,449,840

Commitments and Contingencies (See Note 6)
Class A common stock subject to possible redemption 25,875,000 shares at redemption value	258,903,528	258,821,242

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$-	$-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 200,000 shares issued and outstanding (excluding 25,875,000 shares subject to possible redemption) (1)	20	20
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding	647	647
Additional paid-in capital	-	-
Accumulated deficit	(5,102,589)	(5,039,475)
Total Stockholders’ Equity	$(5,101,922)	$(5,038,808)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$259,210,901	$259,232,274

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE II ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021

Operating and formation costs	$1,722,840	$61,462
Related party administrative fees	60,000	20,000
Loss from operations	(1,782,840)	(81,462)

Other income (expense):
Change in fair value of warrant liabilities	1,719,726	253,834
Offering costs attributable to warrant liabilities	-	(6,835)
Interest earned on marketable securities held in Trust Account	97,096	4,497
Unrealized loss on marketable securities held in Trust Account	(14,810)	4,308
Other income, net	1,802,012	255,804

Income before income taxes	19,172	174,342
Provision for income taxes	—	—
Net income	$19,172	$174,342

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	25,875,000	6,255,495

Basic and diluted net income per share, Class A common stock subject to redemption	$-	$0.02

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,668,750	5,085,234

Basic and diluted net loss per share, Non-redeemable common stock	$-	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE II ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

	Class A		Class B		Additional	Retained Earnings	Total
	Common Stock		Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit
Balance – December 31, 2021	200,000	$20	6,468,750	$647	$—	$(5,039,475)	$(5,038,808)

Change in value of common stock subject to redemption	$-	$-	$-	$-	$-	$(82,286)	$(82,286)

Net income	$-	$-	$-	$-	$-	$19,172	$19,172

Balance – March 31, 2022	200,000	$20	6,468,750	$647	$-	$(5,102,589)	$(5,101,922)

	Class A		Class B		Additional	Retained Earnings	Total
	Common Stock		Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit
Balance — December 31, 2020	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	24,353	—	25,000

Sale of 4,616,667 Private Placement Warrants	—	—	—	—	3,408,166	—	3,408,166

Issuance of Representative Shares	200,000	20	—	—	—	—	20

Issuance costs associated with sale of Public Units					(3,432,519)	(2,263,297)	(5,695,816)

Accretion of Class A common stock subject to possible redemption						(8,805)	(8,805)

Net income	—	—	—	—	—	174,342	174,342

Balance – March 31, 2021	200,000	$20	6,468,750	$647	$—	$(2,097,760)	$(2,097,093)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE II ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income	$19,172	$174,342
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(1,719,726)	(253,834)
Offering costs attributable to warrant liabilities	-	6,835
Interest earned on marketable securities held in Trust Account	(97,096)	(4,497)
Unrealized income (loss) on marketable securities held in Trust Account	14,810	(4,308)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,339)	(498,317)
Related party payable	157,465	-
Accrued expenses	1,521,716	40,077
Net cash used in operating activities	(110,998)	(539,702)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(258,750,000)
Net cash used in investing activities	-	(258,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	253,575,000
Proceeds from sale of Private Placement Warrants	-	6,925,000
Proceeds from promissory note – related party	-	149,476
Repayment of promissory note – related party	-	(149,476)
Payment of offering costs	-	(502,651)
Net cash provided by financing activities	-	259,997,349

Net Change in Cash	(110,998)	707,647
Cash – Beginning of period	120,785	—
Cash – End of period	$9,787	$707,647

Non-Cash investing and financing activities:
Initial classification of Common Stock subject to possible redemption	$-	$251,490,834
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$-	$25,000
Issuance of Representative Shares	$-	$20
Deferred offering costs in accrued expenses	$	$-
Change in value of common stock subject to redemption	$-	$170,876

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Initial Public Offering was declared effective on March 4, 2021. On March 9, 2021, the Company consummated the Initial Public Offering of 25,875,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,375,000 Units, at $10.00 per Unit, generating gross proceeds of $258,750,000, which is described in Note 3.

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

Transaction costs amounted to $5,695,816, consisting of $5,175,000 of underwriting fees and $520,816 of other offering costs.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The New York Stock Exchange (“NYSE”) rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any taxes payable on interest earned on the Trust Account) at the time of the signing of a definitive agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The Company will provide the holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

If the Company seeks stockholder approval, the Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. The Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and EarlyBirdCapital have agreed to vote their Founder Shares (as defined in Note 5), Representative Shares (as defined in Note 7) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022 (the “Annual Report”). The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Liquidity and Financial Condition

As of March 31, 2022 the company had cash of $9,787 and a working capital deficit of $2,656,096. The Company will need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to the Company on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of this report. The company may cease operations in less than one year if additional funding is not obtained to continue operations as well as the required mandatory liquidation.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering and were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were invested in U.S. Treasury Bills.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of March 31, 2022 and December 31, 2021, the Private Placement Warrants were accounted for as liabilities, and the Public Warrants were accounted for as temporary equity (see Note 8).

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and at each balance sheet date thereafter. The Company accounts for the Private Placement Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Placement Warrants as liabilities at their fair value and adjusts the Private Placement Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants initially was estimated using a Binomial Lattice Model (see Note 8).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company recorded a full valuation allowance for all periods presented. As such the provision for income taxes was zero for the three months ended March 31, 2022 and the deferred tax asset was zero as of March 31, 2022 and December 31, 2021

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”). Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the three months ended March 31,
	2022	2021

Ordinary shares subject to possible redemption

Net income (loss) attributable to Class A common stock subject to possible redemption	$15,243	$96,166
Denominator: Weighted Average Class A
Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	25,875,000	6,255,495
Basic and Diluted net loss per share, Redeemable Ordinary Shares	0.00	0.02

Non-Redeemable ordinary shares
Numerator:
Net income (loss) attributable to Class A common stock subject to possible redemption	19,172	174,342
Less: Net loss attributable to Class A common stock not subject to possible redemption	(15,243)	(96,166)
Net loss attributable to Class A common stock not subject to possible redemption	3,929	78,176
Denominator: Weighted Average Non-Redeemable
Basic and diluted weighted average shares outstanding, ordinary shares	6,668,750	5,085,234
Basic and diluted net loss per share, ordinary shares	0.00	0.02

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Transaction costs amounted to $5,695,816, consisting of $5,175,000 of underwriting fees and $520,816 of other offering costs. As of March 31, 2022, cash of $9,787 was held outside of the Trust Account and was available for working capital purposes.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBirdCapital purchased an aggregate of 4,616,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, or $6,925,000 in the aggregate. The Sponsor purchased an aggregate of 3,850,000 Private Placement Warrants and EarlyBirdCapital purchased an aggregate of 766,667 Private Placement Warrants. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 13, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock (the “Founder Shares”). On February 4, 2021, the Sponsor transferred an aggregate 90,000 Founder Shares to the Company’s independent directors, resulting in the Sponsor holding 5,660,000 Founder Shares. On March 4, 2021, the Company effected a 1.125-for-1 stock split of its Class B common stock, resulting in an aggregate of 6,468,750 Founder Shares issued and outstanding, 6,378,750 of which were held by the Sponsor, which corresponds to a price per Founder Share of approximately $0.004. On November 22, 2021, the Sponsor transferred 30,000 Founder Shares to a newly appointed independent director of the Company, resulting in the Sponsor holding 6,348,750 Founder Shares. The Company was not a party to a business combination agreement at the time of such transfer, and in connection with the transfer, the director waived any rights to redemption proceeds with respect to such Founder Shares. Accordingly, in the event the Company does not complete a Business Combination within 24 months from the closing of its IPO, the Founder Shares, unlike the Class A Shares, will expire worthless. If the Company successfully consummates a Business Combination, then at closing the Founder Shares will convert into Class A shares, and at such time the Company will record as compensation expense the aggregate value of the shares transferred to the independent directors in accordance. The Founder Shares transferred to the independent directors prior to the Company’s Initial Public Offering on February 4, 2021 were estimated to have a de minimis fair value, and the fair value of the 30,000 Founder Shares transferred to the independent director in November 2021 was estimated to be approximately $73,500. Such fair values were calculated on the dates of transfer pursuant to ASC 718 using a valuation model that takes into account various assumptions such as the probability of successfully completing the initial public offering, the probability of successfully completing a business combination, marketability and various other factors. The Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Representative Shares). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares were subject to forfeiture.

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

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Administrative Services Agreement

The Company entered into an agreement, commencing on March 4, 2021, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and March 31, 2021, the Company recorded $30,000 and $10,000, respectively, in fees for these services.

Convertible Promissory Note — Related Party

On March 31, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of March 9, 2023 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If the Company fully draws down on the Convertible Promissory Note and requires additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by the board of directors and the audit committee on March 31, 2022. As of March 31, 2022, there was $197,518 outstanding under the Convertible Promissory Note which is reported in related party payables.

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

In addition, as the Company incurs operating expenses, these fees are paid by InterPrivate LLC, and InterPrivate LLC is subsequently reimbursed by the Company for the full amount paid. As of March 31, 2022 and December 31, 2021, the Company had $207,785 and $50,320 in related party payables outstanding, respectively.

Services Agreement

The Company entered into an agreement, pursuant to which the Company will pay its Vice President a total of $10,000 per month for assisting the Company in negotiating and consummating an initial Business Combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and the three months ended March 31, 2021, the Company incurred $30,000 and $10,000 in fees, respectively, for these services. The Company has accrued $10,000 within Related Party Payables as of March 31, 2022.

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

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Business Combination Marketing Agreement

The Company has engaged Morgan Stanley and EarlyBirdCapital as advisors in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the Business Combination, assist the Company in obtaining stockholder approval for the Business Combination, and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay Morgan Stanley and EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering, or $9,056,250 (exclusive of any applicable finders’ fees which might become payable).

NOTE 7. WARRANTS

The Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination, or earlier upon redemption or liquidation. The Public Warrants are accounted for as a component of temporary equity.

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue a share of Class A common stock upon exercise of a warrant, unless the share of Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, respectively, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31 2022
Assets:
Marketable securities held in Trust Account	1	$258,903,528
Liabilities:
Warrant Liability – Private Placement Warrants	3	2,122,587
Warrant Liability – Underwriter Warrants	3	273,239

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$258,821,242
Liabilities:
Warrant Liability – Private Placement Warrants	3	3,584,971
Warrant Liability – Underwriter Warrants	3	530,581

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

The key inputs into the Binomial Lattice Model for the initial measurement of the Private Placement Warrants, and the subsequent measurement of the Private Placement Warrants, are as follows:

Term	March 31, 2022	December 31, 2021
Risk-free interest rate	2.44%	1.19%
Market price of public stock	$9.77	$9.70
Dividend Yield	0.00%	0.00%
Implied volatility	9.7%	16.6%
Exercise price	$11.50	$11.50

The above assumptions are based on an expected close of a de-SPAC transaction on September 9, 2022.

On March 31, 2022 and December 31, 2021, the Private Placement Warrants were determined to be valued at $0.55 and $0.93 per warrant, respectively. On March 31, 2022 and December 31, 2021, the Underwriter Warrants were valued at $0.36 and $0.69, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Underwriters Warrants
Fair value as of December 31, 2021	$3,584,971	$530,581
Change in valuation inputs or other assumptions	$(1,462,384)	$(257,342)
Fair value as of March 31, 2021	$2,122,587	$273,239

During the three-month period ended March 31, 2022, there were no transfers out of Level 3.

NOTE 9. SUBSEQUENT EVENTS

Proposed Transaction

On May 11, 2022, the Company, TMPST Merger Sub I Inc., a Delaware corporation and newly formed, wholly-owned direct subsidiary of the Company (“First Merger Sub”), TMPST Merger Sub II LLC, a Delaware limited liability company and newly formed, wholly-owned direct subsidiary of the Company (“Second Merger Sub”), and Getaround, Inc., a Delaware corporation (“Getaround”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). If the Merger Agreement and the transactions contemplated thereby are adopted and approved by the Company’s stockholders (and the other closing conditions are satisfied or waived in accordance with the Merger Agreement), and the business combination is subsequently completed, (a) First Merger Sub will merge with and into Getaround (the “First Merger”), with Getaround being the surviving corporation of the First Merger, and (b) immediately following the First Merger, Getaround will merge with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers” and, collectively with the Mergers and other transactions described in the Merger Agreement, the “Proposed Transaction”), with Second Merger Sub being the surviving company of the Second Merger. In addition, in connection with the consummation of the Proposed Transaction (the “Closing”), the Company will be renamed “Getaround, Inc.” and is referred to herein as “Pubco.” The Proposed Transaction is expected to close in the second half of 2022. Upon the consummation of the Proposed Transaction, the Company will enter the digital global carsharing marketplace.

Other subsequent events

On April 28, 2022, the Company withdrew $168,000 in interest from the Trust Account as a partial reimbursement to the working capital account for Delaware taxes paid earlier this year.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than the above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to InterPrivate II Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to InterPrivate Acquisition Management II, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report and the Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Annual Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Proposed Transaction

On May 11, 2022, the Company, TMPST Merger Sub I Inc., a Delaware corporation and newly formed, wholly-owned direct subsidiary of the Company (“First Merger Sub”), TMPST Merger Sub II LLC, a Delaware limited liability company and newly formed, wholly-owned direct subsidiary of the Company (“Second Merger Sub”), and Getaround, Inc., a Delaware corporation (“Getaround”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). If the Merger Agreement and the transactions contemplated thereby are adopted and approved by the Company’s stockholders (and the other closing conditions are satisfied or waived in accordance with the Merger Agreement), and the business combination is subsequently completed, (a) First Merger Sub will merge with and into Getaround (the “First Merger”), with Getaround being the surviving corporation of the First Merger, and (b) immediately following the First Merger, Getaround will merge with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers” and, collectively with the Mergers and other transactions described in the Merger Agreement, the “Proposed Transaction”), with Second Merger Sub being the surviving company of the Second Merger. In addition, in connection with the consummation of the Proposed Transaction (the “Closing”), the Company will be renamed “Getaround, Inc.” and is referred to herein as “Pubco.”

Under the Merger Agreement, holders of Getaround’s equity interests are expected to receive approximately $800,000,000 (“the Base Purchase Price”) in aggregate consideration in the form of Pubco Class A common stock, par value $0.0001 per share (“Pubco Class A Common Stock”), equal to the quotient obtained by dividing (i) the Base Purchase Price by (ii) the per share price of $10.00 at the Closing. In addition to the Base Purchase Price, Pubco will issue up to an additional 34,000,000 shares of Pubco Class A Common Stock up to an additional 11,000,000 shares of Pubco Class A Common Stock to certain personnel of Getaround as earnout consideration in tranches based upon the volume weighted average price of Pubco Class A Common Stock for any twenty trading days within a period of thirty consecutive trading days at any time following the Closing until the seven year anniversary of the Closing. These price targets range from $13.50 to $55.

9,333,333 shares of Pubco Class A Common Stock issuable as part of the Base Purchase Price will be set aside in an escrow account at Closing (the “Escrow Shares”). 1,000,000 Escrow Shares will be set aside and allocated as agreed upon by the Company and Getaround, including for the benefit of public stockholders who do not redeem their Class A common stock in connection with the Proposed Transaction (the “Non-Redeeming Public Holders”). In the event of a PIPE Investment (as defined below), a number of Escrow Shares equal to (i) 8,333,333 multiplied by (ii) a fraction, (A) the numerator of which will be the lesser of (y) the PIPE Investment Amount (as defined below) and (z) $125,000,000 and (B) the denominator of which will be $125,000,000 (the “PIPE Protection Shares”), will be set aside for the benefit of the PIPE investors. Further, a remaining portion of the Escrow Shares, including any remaining PIPE Protection Shares not allocated will be set aside and allocated as agreed upon by the Company and Getaround, including, in case the PIPE Investment Amount is less than $125,000,000, for the benefit of some or all of the Non-Redeeming Public Holders.

In connection with the Closing, the Founder Shares will automatically convert into shares of Pubco Class A Common Stock on a one-for-one basis and will continue to be subject to the transfer restrictions applicable to the Founder Shares.

The Merger Agreement contains customary representations and warranties, covenants and closing conditions, including, but not limited to, approval by the Company’s stockholders of the Merger Agreement and the Proposed Transaction. The terms of the Merger Agreement and other related ancillary agreements entered into or to be entered into in connection with the Closing of the Proposed Transaction, including those briefly described below, are summarized in more detail in the Company’s Form 8-K filed with the SEC on May 13, 2022.

Convertible Notes

In connection with the execution of the Merger Agreement, the Company entered into a subscription agreement (the “Subscription Agreement”) with an investor to purchase convertible promissory notes (the “Convertible Notes”) in an aggregate principal amount of at least $100 million, up to a maximum of $175 million under certain conditions. The Convertible Notes will be convertible into shares of Pubco Class A Common Stock (subject to adjustments as provided in the indenture governing the Convertible Notes) at an initial conversion rate of 86.96 shares of Pubco Class A Common Stock per $1,000 principal amount of Convertible Notes, representing an initial conversion price of $11.50 per share, subject to a downward adjustment to 115% of the average daily VWAP of Pubco Class A Common Stock for the 90 trading days after the Closing Date, subject to a minimum conversion price of $9.21 per share, subject to adjustments to such rate as provided in the indenture, including adjustments in connection with certain issuances or deemed issuances of Pubco Class A Common Stock at a price less than the then-effective conversion price, at any time prior to the close of business on the second scheduled trading day immediately before the maturity date of the Convertible Notes. In connection with the execution of the Subscription Agreement for the purchase of the Convertible Notes, the Company agreed to issue warrants (the “Notes Warrants”), each representing the right to purchase one share of Pubco Class A Common Stock, that are exercisable for shares of Pubco Class A Common Stock having an aggregate value equal to $3.5 million, based upon a value of $1.25 per Note Warrant; provided that such value shall be adjusted upward or downward to reflect the VWAP reported by Bloomberg LP (subject to customary proportionate adjustments affecting the outstanding shares of Pubco Class A Common Stock) of the equivalent publicly-traded warrants of the Company during the 90 trading days following the Closing Date, subject to a maximum upward or downward adjustment of $0.75 per Note Warrant. Notwithstanding the foregoing, the Company shall have the right to pay cash in lieu of issuing the Note Warrants; provided that such cash amount will be equal to $3.5 million. The Company also agreed to pay the investor within 100 trading days following the Closing Date, a fee equal to $5.25 million.

The Company’s obligations under the Convertible Notes will be (a) guaranteed by second Merger Sub and certain of its and the Company’s subsidiaries and (b) secured by collateral consisting of substantially all of the assets of Pubco and its subsidiary guarantors pursuant to security documents to be entered into upon the issuance of the Convertible Notes.

The Convertible Notes will bear interest at the rate of 8.00% per annum if Pubco elects to pay interest in cash or 9.50% per annum if Pubco elects to pay interest in-kind, and interest will be paid semi-annually. Upon the occurrence, and during the continuation, of an event of default, an additional 2.00% will be added to the stated interest rate. The Convertible Notes will mature on the fifth anniversary of issuance and will be redeemable at any time by Pubco, in whole but not in part, for cash, at par plus accrued and unpaid interest to, but excluding, the redemption date, plus, certain make-whole premiums as specified in the indenture governing the Convertible Notes.

Upon the occurrence of a Fundamental Change (as defined in the indenture governing the Convertible Notes), the investor will have the right, at its option, to require Pubco to repurchase for cash all or any portion of its Convertible Notes in principal amounts of $1,000 or an integral multiple thereof, at a fundamental change repurchase price equal to the principal amount of the Convertible Notes to be repurchased plus certain make-whole premiums, plus accrued and unpaid interest to, but excluding, the repurchase date. The indenture governing the Convertible Notes will include restrictive covenants that, among other things, will limit the ability of Pubco to incur additional debt, make restricted payments and limit the ability of Pubco to incur liens. The indenture will also contain customary events of default.

In addition to the customary conditions to closing provided in the Subscription Agreement, the obligations of the investor to purchase the Convertible Notes are conditioned upon, among other things, and are expected to close concurrently with, the consummation of the Mergers.

PIPE Investment

The Company and Getaround anticipate that after the execution of the Merger Agreement, certain investors will agree to make private investments in the Company (the “PIPE Investment”) in an aggregate amount to be mutually agreed by the Company and Getaround (the “PIPE Investment Amount”), which amount will exclude any amount raised pursuant to the Subscription Agreement described above, to purchase shares of Pubco Class A Stock to be consummated immediately prior to the consummation of the Proposed Transaction, on the terms and subject to the conditions of the subscription agreements to be executed and delivered by the Company and the investors.

Getaround Holders Support Agreement

Certain stockholders of Getaround will enter into a support agreement with the Company and Getaround, pursuant to which, among other things, such holders will agree to provide an executed irrevocable written consent approving the Proposed Transaction within forty-eight hours after the execution of the Merger Agreement.

Sponsor Support Agreement

Concurrently with the execution of the Merger Agreement, the Sponsor entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the Company and Getaround, pursuant to which the Sponsor agreed to, among other things, vote in favor of the Merger Agreement and the Proposed Transaction.

Registration Rights and Lock-Up Agreement

In connection with the consummation of the First Merger, the Company, the Sponsor and Jeffrey Harris, Matthew Luckett and Tracey Brophy Warson (the “Sponsor Holders”), EarlyBird Capital and certain equity holders of Getaround (the “Legacy Holders” and, together with the Sponsor Holders and EarlyBird Capital, the “Holders”) will enter into an Amended and Restated Registration Rights Agreement. Pursuant to the terms of the Amended and Restated Registration Rights Agreement, (a) the Holders will be granted registration rights with respect to their respective Pubco shares, and (b) the Sponsor Holders and the Legacy Holders will agree not to effect any sale or distribution of certain equity securities of Pubco held by any of them during the lock-up period described therein in each case, on the terms and subject to the conditions set forth therein.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The three months ended March 31, 2022 compared to the three months ended March 31, 2021

For the three months ended March 31, 2022 and the three months ended March 31, 2021, we had net income of $19,172 and $174,342, respectively, a change of $155,169. This change was primarily driven by increases in operating costs of $1,701,378 and an offset of $1,465,892 for changes in fair value of warrant liabilities. There were no warrant transaction costs for the three months ended March 31, 2022 compared to $6,835 for the three months ended March 31, 2021. We recorded a change in fair value of warrant liabilities of $1,719,726 for the three months ended March 31, 2022 compared to $253,834 for the three months ended March 31, 2021.

Period-to-period changes in our results also include interest income on marketable securities held in the Trust Account for the three months ended March 31, 2022 of $97,096 compared to $4,497 for the three months ended March 31, 2021, and we had an unrealized loss on marketable securities held in the Trust Account for the three months ended March 31, 2022 of $14,810 compared to an unrealized gain of $4,308 for the three months ended March 31, 2021.

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

For the three months ended March 31, 2022, cash used in operating activities was $110,998. Net income of $19,172 was affected by a non-cash charge related to the change in warrant liability of $1,719,726, interest earned on marketable securities held in the Trust Account of $97,096 and an unrealized loss on marketable securities held in in the Trust Account of $14,810. Changes in operating assets and liabilities provided $1,671,842 of cash for operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $258,903,528 (including $97,096 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2022, we had cash of $9,787 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We have engaged Morgan Stanley and EarlyBirdCapital as advisors in connection with the Business Combination to assist us in holding meetings with our stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the Business Combination, assist us in obtaining stockholder approval for the Business Combination, and assist us with its press releases and public filings in connection with the Business Combination. We will pay Morgan Stanley and EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable).

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Classification

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of March 31, 2022 and December 31, 2021, the Private Placement Warrants were accounted for as liabilities, and the Public Warrants were accounted for as temporary equity.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company has not considered the effect of the Public Warrants and the Private Placement Warrants to purchase shares of common stock in the calculation of diluted net income (loss) per share, since the exercise of such warrants into shares of common stock is contingent upon the occurrence of future events and their inclusion would be anti-dilutive. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

Non-redeemable common stock includes the Founder Shares and other shares of common stock that do not have redemption features.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (who serves as our Principal Executive, Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022, as previously disclosed on the Annual Report, due to the material weaknesses in our internal control over financial reporting related to accounting for complex financial instruments and an adjustment to reflect an accrual as of December 31, 2021. Notwithstanding these identified material weaknesses as of March 31, 2022, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

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

While we took considerable action to remediate the material weaknesses, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the first quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weaknesses will be remediated during the course of fiscal 2022.

Other than the changes discussed above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Annual Report. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2022, we entered into a convertible promissory note with the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of March 9, 2023 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Convertible Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan the Company such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by the board of directors and the audit committee on March 31, 2022. As of March 31, 2022, there was $197,518 outstanding under the Convertible Promissory Note.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On March 31, 2022, we entered into the Convertible Promissory Note. The Convertible Promissory Note is non-interest bearing and due on the earlier of March 9, 2023 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Convertible Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan the Company such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by the board of directors and the audit committee on March 31, 2022. As of March 31, 2022, there was $197,518 outstanding under the Convertible Promissory Note.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

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

INTERPRIVATE II ACQUISITION CORP.

Date: May 19, 2022	By:	/s/ Ahmed M. Fattouh
	Name:	Ahmed M. Fattouh
	Title:	Chairman and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)