Form 10-Q
period 2022-06-30
InterPrivate II Acquisition Corp.
filed 2022-08-22
CIK 1839608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 22, 2022, there were 26,075,000 shares of Class A common stock, $0.0001 par value and 6,468,750 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INTERPRIVATE II ACQUISITION CORP.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INTERPRIVATE II ACQUISITION CORP.

CONDENSED BALANCE SHEET

	June 30,	December 31,
	2022	2021

ASSETS
Current assets
Cash	$25,219	$120,785
Prepaid expenses	211,802	249,172
Total current assets	237,021	369,957

Prepaid expense, net of current assets	—	41,075
Marketable securities held in Trust Account	258,991,111	258,821,242
TOTAL ASSETS	$259,228,132	$259,232,274

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Income tax payable	$51,057	$—
Related party payable	355,227	50,320
Accounts payable and accrued expenses	4,608,294	1,283,968
Total current liabilities	5,014,578	1,334,288

Warrant liability	402,847	4,115,552
Total Liabilities	5,417,425	5,449,840

Commitments and Contingencies (See Note 7)
Class A common stock subject to possible redemption 25,875,000 shares at redemption value	258,991,111	258,821,242

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 200,000 shares issued and outstanding (excluding 25,875,000 shares subject to possible redemption) (1)	20	20
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding	647	647
Additional paid-in capital	—	—
Accumulated deficit	(5,181,071)	(5,039,475)
Total Stockholders’ Deficit	(5,180,404)	(5,038,808)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$259,228,132	$259,232,274

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE II ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Operating and formation costs	$2,234,444	$795,219	$3,957,284	$856,681
Related party administrative fees	60,000	60,000	120,000	80,000
Loss from operations	(2,294,444)	(855,219)	(4,077,284)	(936,681)

Other income (expense):
Change in fair value of warrant liabilities	1,992,979	(1,900,667)	3,712,705	(1,646,833)
Offering costs attributable to warrant liabilities	—	—	—	(6,835)
Interest earned on marketable securities held in Trust Account	389,967	19,485	487,063	23,982
Unrealized loss on marketable securities held in Trust Account	(28,344)	(7,711)	(43,154)	(3,403)
Other income (loss), net	2,354,602	(1,888,893)	4,156,614	(1,633,089)

Income before income taxes	60,158	(2,744,112)	79,330	(2,569,770)
Provision for income taxes	(51,057)	—	(51,057)	—
Net income (loss)	$9,101	$(2,744,112)	$28,273	$(2,569,770)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	25,875,000	25,875,000	25,875,000	16,296,961
Basic and diluted net income (loss) per share, Class A common stock subject to redemption	$0.00	$(0.08)	$0.00	$(0.12)

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,668,750	6,742,033	6,668,750	5,909,461
Basic and diluted net income (loss) per share, Non-redeemable common stock	$0.00	$(0.08)	$0.00	$(0.12)

INTERPRIVATE II ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
BALANCE – December 31, 2021	200,000	$20	6,468,750	$647	$—	$(5,039,475)	$(5,038,808)
Remeasurement in value of common stock subject to redemption	—	—	—	—	—	(82,286)	(82,286)
Net income	—	—	—	—	—	19,172	19,172

BALANCE – March 31, 2022	200,000	20	6,468,750	647	—	(5,102,589)	(5,101,922)
Remeasurement in value of common stock subject to redemption	—	—	—	—	—	(87,583)	(87,583)
Net income	—	—	—	—	—	9,101	9,101

BALANCE – June 30, 2022	200,000	$20	6,468,750	$647	$—	$(5,181,071)	$(5,180,404)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
BALANCE – December 31, 2020	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Issuance costs associated with the sale of Public Units	—	—	—	—	(3,432,519)	(2,263,297)	(5,695,816)
Sale of 4,616,667 Private Placement Warrants	—	—	—	—	3,408,166	—	3,408,166
Issuance of Representative Shares	200,000	20	—	—	—	—	20
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(8,805)	(8,805)
Net income	—	—	—	—	—	174,342	174,342

BALANCE – March 31, 2021	200,000	20	6,468,750	647	—	(2,097,760)	(2,097,093)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(11,775)	(11,775)
Net loss	—	—	—	—	—	(2,744,112)	(2,744,112)

BALANCE – June 30, 2021	200,000	$20	6,468,750	$647	$—	$(4,853,647)	$(4,852,980)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE II ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from Operating Activities:
Net income (loss)	$28,273	$(2,569,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(3,712,705)	1,646,833
Offering costs attributable to warrant liabilities	—	6,835
Interest earned on marketable securities held in Trust Account	(487,063)	(23,982)
Unrealized loss on marketable securities held in Trust Account	43,154	3,403
Changes in operating assets and liabilities:
Income tax payable	51,057	—
Prepaid expenses and other current assets	78,445	(429,229)
Related party payable	304,907	—
Accrued expenses	3,324,326	487,565
Net cash used in operating activities	(369,606)	(878,345)

Cash flows from Investing Activities:
Withdrawals from (deposits to) Trust Account	274,040	(258,750,000)
Net cash provided by (used in) investing activities	274,040	(258,750,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	253,575,000
Proceeds from sale of Private Placement Warrants	—	6,925,000
Proceeds from promissory note – related party	—	149,476
Repayment of promissory note – related party	—	(149,476)
Payment of offering costs	—	(502,651)
Net cash provided by (used in) financing activities	—	259,997,349

Net Change in Cash	(95,566)	369,004
Cash – Beginning of period	120,785	—

Cash – End of period	$25,219	$369,004

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000
Issuance of Representative Shares	$—	$20
Initial classification of common stock subject to possible redemption	$—	$251,490,826
Change in value of common stock subject to possible redemption	$—	$(2,573,227)
Remeasurement in value of common stock subject to redemption	$169,869	$20,580

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE II ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

InterPrivate II Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on September 10, 2020. It was originally incorporated under the name “InterPrivate IV Capital Partners Corp.”, but the Company changed its name to “InterPrivate II Acquisition Corp.” on January 6, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar mor with one or more businesses (each, a “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022 (the “Annual Report”). The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

There have been no changes to our significant accounting policies described in our Annual Report that have had a material impact on our condensed financial statements and related notes.

Liquidity and Financial Condition

As of June 30, 2022 the Company had cash $25,219 and a working capital deficit of $4,707,993. The Company will need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors. The Sponsor is authorized to issue to up to $1.5M to the Company through a Working Capital Loan.

If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to the Company on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of this report. The Company has a termination date of less than one year from the issuance of this report.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements and compliance with new or revised financial accounting standards that are applicable to other public companies.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were invested in U.S. Treasury Bills.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Accordingly, at June 30, 2022, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

Our effective tax rate was 64.4% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 64.4% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”). Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Ordinary shares subject to possible redemption

Numerator:
Net income (loss) attributable to Class A common stock subject to possible redemption	$7,236	$(2,176,896)	$22,479	$(1,885,916)
Denominator: Weighted Average Class A
Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	25,875,000	25,875,000	25,875,000	16,296,961
Basic and Diluted net income (loss) per share, Redeemable Ordinary Shares	$0.00	$(0.08)	$0.00	$(0.12)

Non-redeemable ordinary shares

Numerator:
Net income (loss) attributable to Class A common stock subject to possible redemption	$9,101	$(2,744,112)	$28,273	$(2,569,770)
Less: Net income (loss) attributable to Class A common stock not subject to possible redemption	(7,236)	2,176,896	(22,479)	1,885,916
Net income (loss) attributable to Class A common stock not subject to possible redemption	1,865	(567,216)	5,794	(683,854)
Denominator: Weighted Average Non-redeemable
Basic and diluted weighted average shares outstanding, ordinary shares	6,668,750	6,742,033	6,668,750	5,909,461
Basic and diluted net income (loss) per share, ordinary shares	$0.00	$(0.08)	$0.00	$(0.12)

NOTE 3. PUBLIC OFFERING

There have been no changes to the public offering amounts previously disclosed in the Annual Report. As of June 30, 2022, cash of $25,219 was held outside of the Trust Account and was available for working capital purposes.

NOTE 4. PRIVATE PLACEMENT

There have been no changes to the private placement warrant disclosure since the Annual Report.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

There have been no changes to the Founder Shares disclosure since the Annual Report.

Administrative Services Agreement

The Company entered into an agreement, commencing on March 4, 2021, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For the three months ended June 30, 2022 and 2021, the Company recorded $30,000 and $30,000, respectively, in fees for these services. For the six months ended June 30, 2022 and 2021, the Company recorded $60,000 and $40,000, respectively, in fees for these services.

Convertible Promissory Note — Related Party

On March 31, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of March 9, 2023 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If the Company fully draws down on the Convertible Promissory Note and requires additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by the board of directors and the audit committee on March 31, 2022. As of June 30, 2022, there was $355,227 outstanding under the Convertible Promissory Note which is reported in related party payables.

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

In addition, as the Company incurs operating expenses, these fees are paid by InterPrivate LLC, and InterPrivate LLC is subsequently reimbursed by the Company for the full amount paid. As of June 30, 2022 and December 31, 2021, the Company had $355,227 and $50,320 in related party payables outstanding, respectively. The increase is primarily due to increased invoices paid by the LLC on behalf of InterPrivate II for operations.

Services Agreement

The Company entered into an agreement, pursuant to which the Company will pay its Vice President a total of $10,000 per month for assisting the Company in negotiating and consummating an initial Business Combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For the three months ended June 30, 2022 and 2021, the Company incurred $30,000 and $30,000 in fees, respectively, for these services. For the six months ended June 30, 2022 and 2021, the Company incurred $60,000 and $40,000 in fees, respectively, for these services.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Business Combination Marketing Agreement

In conjunction with the Initial Public Offering, the Company entered into a Business Combination Marketing Agreement (the “BCMA”) under which the Company engaged Morgan Stanley and EarlyBirdCapital as advisors in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the Business Combination, assist the Company in obtaining stockholder approval for the Business Combination, and assist the Company with its press releases and public filings in connection with the Business Combination. Under the BCMA, the Company agreed to pay Morgan Stanley and EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering, or $9,056,250 (exclusive of any applicable finders’ fees which might become payable).

On July 5, 2022, Morgan Stanley entered into a letter agreement with the Company and EarlyBirdCapital that amended the BCMA by (i) removing Morgan Stanley as a party to the BCMA and releasing it from its obligations thereunder; (ii) stating that Morgan Stanley would no longer have any rights, benefits, liabilities or obligations thereunder; (iii) reducing the fee payable thereunder from 3.5% to 1.75% of the gross proceeds of the Initial Public Offering (such reduced amount totaling $4,528,125), which becomes payable solely to EarlyBirdCapital on the condition that the Company successfully completes a business combination transaction; and (iv) obligating the Company to indemnify Morgan Stanley for any claims arising out of the letter agreement and to continue to indemnify Morgan Stanley as provided under the BCMA. As a result of such letter agreement, Morgan Stanley is no longer required to perform any services under the BCMA and is not entitled to receive any compensation thereunder. The letter agreement did not amend the provision of the BCMA which provides that the full amount of the original BCMA Fee (totaling $9,056,250) will be returned to the Public Stockholders upon the Company’s liquidation if the Company does not consummate a Business Combination within 24 months of the Initial Public Offering (or any extension thereof).

NOTE 7. WARRANTS

There have been no changes to the public warrant disclosure since the Annual Report.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, respectively, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2022
Assets:
Marketable securities held in Trust Account	1	$258,991,111

Liabilities:
Warrant liability - Private placement warrants	3	381,150
Warrant liability - Underwriters warrants	3	21,697

		December 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$258,821,242

Liabilities:
Warrant liability - Private placement warrants	3	3,584,971
Warrant liability - Underwriters warrants	3	530,581

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

The key inputs into the Binomial Lattice Model for the initial measurement of the Private Placement Warrants, and the subsequent measurement of the Private Placement Warrants, are as follows:

	June 30,	December 31,
Term	2022	2021
Risk-free interest rate	2.98%	1.19%
Market price of public stock	$9.79	$9.70
Dividend yield	0.00%	0.00%
Implied volatility	3.10%	16.6%
Exercise price	$11.50	$11.50

The above assumptions are based on an expected close of a de-SPAC transaction on September 9, 2022.

On June 30, 2022 and December 31, 2021, the Private Placement Warrants were determined to be valued at $0.10 and $0.93 per warrant, respectively. On June 30, 2022 and December 31, 2021, the Underwriter Warrants were valued at $ 0.03 and $0.69, respectively.

The following table presents the changes in the fair value of warrant liabilities:

Term	Private Placement	Underwriters Warrants
Fair value as of December 31, 2021	$3,584,971	$530,581
Change in valuation inputs or other assumptions	(3,203,821)	(508,884)
Fair value as of June 30, 2022	$381,150	$21,697

During the six-month period ended June 30, 2022, there were no transfers out of Level 3.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The three months ended June 30, 2022 compared to the three months ended June 30, 2021

For the three months ended June 30, 2022 and 2021, we had net income of $9,101 versus a net loss of $2,744,112, respectively, a change of $2,753,213. This change was primarily driven by increases in operating costs of $1,439,225 and an offset of $3,893,646 for changes in fair value of warrant liabilities. We recorded income for the change in fair value of warrant liabilities of $1,992,979 for the three months ended June 30, 2022 compared to expense $1,900,667 for the three months ended June 30, 2021. The change in fair value of warrant liabilities is due to the decrease in warrant values from an ending balance of $ 5,163,667 as of June 30, 2021 to $ 402,847 as of June 30, 2022 as a result of current market conditions.

Period-to-period changes in our results also include interest income on marketable securities held in the Trust Account for the three months ended June 30, 2022 of $389,967 compared to $19,485 for the three months ended June 30, 2021, and we had an unrealized loss on marketable securities held in the Trust Account for the three months ended June 30, 2022 of $28,344 compared to an unrealized loss of $7,711 for the three months ended June 30, 2021.

The six months ended June 30, 2022 compared to the six months ended June 30, 2021

For the six months ended June 30, 2022 and, 2021, we had net income of $28,273 versus a net loss of $2,569,770, respectively, a change of $2,598,043. This change was primarily driven by increases in operating costs of $3,140,603 and an offset of $5,359,538 for changes in fair value of warrant liabilities. There were no warrant transaction costs for the six months ended June 30, 2022 compared to $6,835 for the six months ended June 30, 2021. We recorded income for the change in fair value of warrant liabilities of $3,712,705 for the six months ended June 30, 2022 compared to an expense of $1,646,833 for the six months ended June 30, 2021.

Period-to-period changes in our results also include interest income on marketable securities held in the Trust Account for the six months ended June 30, 2022 of $487,063 compared to $23,982 for the six months ended June 30, 2021, and we had an unrealized loss on marketable securities held in the Trust Account for the six months ended June 30, 2022 of $43,154 compared to an unrealized loss of $3,403 for the six months ended June 30, 2021.

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

For the six months ended June 30, 2022, cash used in operating activities was $369,606. Net income of $28,273 was affected by a non-cash income related to the change in warrant liability of $3,712,705, interest earned on marketable securities held in the Trust Account of $487,063 and an unrealized loss on marketable securities held in in the Trust Account of $43,154. Changes in operating assets and liabilities used $ 3,758,735 of cash for operating activities primarily due to accrued expenses.

As of June 30, 2022, we had marketable securities held in the Trust Account of $258,991,111 including interest income of $487,063 and unrealized losses of $43,154 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have withdrawn $ 274,040 from the Trust Account related to payments for Delaware franchise taxes.

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

As of June 30, 2022, we had cash of $25,219 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We engaged EarlyBirdCapital as our advisor in connection with the Business Combination to assist us in holding meetings with our stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the Business Combination, assist us in obtaining stockholder approval for the Business Combination, and assist us with its press releases and public filings in connection with the Business Combination. On July 5, 2022, the BCMA was amended, and as a result Morgan Stanley is no longer required to perform any services under the BCMA and is not entitled to receive any compensation thereunder. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 1.75% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable).

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

Warrant Classification

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of June 30, 2022 and December 31, 2021, the Private Placement Warrants were accounted for as liabilities, and the Public Warrants were accounted for as temporary equity.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (who serves as our Principal Executive, Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022, as previously disclosed on the Annual Report, due to the material weaknesses in our internal control over financial reporting related to accounting for complex financial instruments and an adjustment to reflect an accrual as of December 31, 2021. Notwithstanding these identified material weaknesses as of June 30, 2022, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2022, we entered into a convertible promissory note with the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of March 9, 2023 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Convertible Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan the Company such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by the board of directors and the audit committee on March 31, 2022. As of June 30, 2022, there was $355,227 outstanding under the Convertible Promissory Note.

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

INTERPRIVATE II ACQUISITION CORP.

Date: August 22, 2022	By:	/s/ Ahmed M. Fattouh
	Name:	Ahmed M. Fattouh
	Title:	Chairman and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)