Form 10-Q
period 2022-09-30
InterPrivate II Acquisition Corp.
filed 2022-11-15
CIK 1839608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 15, there were 26,075,000 shares of Class A common stock, $0.0001 par value and 6,468,750 shares of Class B common stock, $0.0001 par value, issued and outstanding.

INTERPRIVATE II ACQUISITION CORP.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INTERPRIVATE II ACQUISITION CORP.

CONDENSED BALANCE SHEET

	September 30,	December 31,
	2022	2021

ASSETS
Current assets
Cash	$40,119	$120,785
Prepaid expenses	126,439	249,172
Total current assets	166,558	369,957

Prepaid expense, net of current assets	—	41,075
Marketable securities held in Trust Account	260,207,445	258,821,242
TOTAL ASSETS	$260,374,003	$259,232,274

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Related party payable	$439,279	$50,320
Accounts payable and accrued expenses	6,135,574	1,283,968
Total current liabilities	6,574,853	1,334,288

Warrant liability	236,980	4,115,552
Total Liabilities	6,811,833	5,449,840

Commitments and Contingencies (See Note 6)
Class A common stock subject to possible redemption 25,875,000 shares at redemption value	259,963,920	258,821,242

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 200,000 shares issued and outstanding (excluding 25,875,000 shares subject to possible redemption) (1)	20	20
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding	647	647
Additional paid-in capital	—	—
Accumulated deficit	(6,402,417)	(5,039,475)
Total Stockholders’ Deficit	(6,401,750)	(5,038,808)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$260,374,003	$259,232,274

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE II ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Operating and formation costs	$1,446,778	$705,930	$5,404,062	$1,562,611
Related party administrative fees	60,000	60,000	180,000	140,000
Loss from operations	(1,506,778)	(765,930)	(5,584,062)	(1,702,611)

Other income (expense):	—
Change in fair value of warrant liabilities	165,867	734,067	3,878,572	(912,766)
Offering costs attributable to warrant liabilities	—	—	—	(6,835)
Interest earned on marketable securities held in Trust Account	336,544	30,522	823,607	54,504
Unrealized gain (loss) on marketable securities held in Trust Account	1,027,141	(14,144)	983,987	(17,547)
Other income (loss), net	1,529,552	750,445	5,686,166	(882,644)

Income (loss) before taxes	22,774	(15,485)	102,104	(2,585,255)

Provision for income taxes	(271,311)	—	(322,368)	—

Net loss	$(248,537)	$(15,485)	$(220,264)	$(2,585,255)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	25,875,000	25,875,000	25,875,000	25,875,000
Basic and diluted net income (loss) per share, Class A common stock subject to redemption	$(0.01)	$(0.00)	$(0.01)	$(0.08)

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,668,750	6,668,750	6,668,750	6,668,750
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.01)	$(0.00)	$(0.01)	$(0.08)

INTERPRIVATE II ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit

BALANCE – December 31, 2021	200,000	$20	6,468,750	$647	$—	$(5,039,475)	$(5,038,808)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(82,286)	(82,286)
Net income	—	—	—	—	—	19,172	19,172
BALANCE – March 31, 2022	200,000	20	6,468,750	647	—	(5,102,589)	(5,101,922)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(87,583)	(87,583)
Net income	—	—	—	—	—	9,101	9,101
BALANCE – June 30, 2022	200,000	20	6,468,750	647	—	(5,181,071)	(5,180,404)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(972,809)	(972,809)
Net loss	—	—	—	—	—	(248,537)	(248,537)
BALANCE – September 30, 2022	200,000	$20	6,468,750	$647	$—	$(6,402,417)	$(6,401,750)

	Class A		Class B		Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit

BALANCE – December 31, 2020	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	—	—	647
Issuance costs associated with the sale of Public Units	—	—	—	—	—	(2,348,298)	(2,348,298)
Sale of 4,616,667 Private Placement Warrants	—	—	—	—	—	—	—
Issuance of Representative Shares	200,000	20	—	—	—	—	20
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(8,805)	(8,805)
Net income	—	—	—	—	—	174,342	174,342

BALANCE – March 31, 2021	200,000	20	6,468,750	647	—	(2,182,761)	(2,182,094)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(11,775)	(11,775)
Net loss	—	—	—	—	—	(2,744,112)	(2,744,112)

BALANCE – June 30, 2021	200,000	$20	6,468,750	$647	$—	$(4,938,648)	$(4,937,981)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(16,377)	(16,377)
Net loss	—	—	—	—	—	(15,485)	(15,485)

BALANCE – September 30, 2021	200,000	$20	6,468,750	$647	$—	$(4,970,510)	$(4,969,843)

The accompanying notes are an integral part of the unaudited condensed financial statements.

INTERPRIVATE II ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30
	2022	2021
Cash flows from Operating Activities:
Net loss	$(220,264)	$(2,585,255)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on warrant liabilities	(3,878,572)	912,766
Offering costs attributable to warrant liabilities	—	6,835
Interest earned on marketable securities held in Trust Account	(823,607)	(54,504)
Unrealized (gain) loss on marketable securities held in Trust Account	(983,987)	17,547
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	163,808	(357,624)
Related party payable	388,959	-
Accrued expenses	4,851,606	1,060,872
Net cash used in operating activities	(502,057)	(999,363)

Cash flows from Investing Activities:
Investment in trust account	—	(258,750,000)
Withdrawals from Trust Account	421,391	—
Net cash provided by (used in) investing activities	421,391	(258,750,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	253,575,000
Proceeds from sale of Private Placement Warrants	—	6,925,000
Proceeds from promissory note – related party	—	149,476
Repayment of promissory note – related party	—	(149,476)
Payment of offering costs	—	(502,651)
Net cash provided by financing activities	—	259,997,349

Net Change in Cash	(80,666)	247,986
Cash – Beginning of period	120,785	—

Cash – End of period	$40,119	$247,986

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$-	$25,000
Issuance of Representative Shares	$-	$20
Remeasurement in value of common stock subject to redemption	$(1,142,679)	$(36,957)

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022 (the “Annual Report”). The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

There have been no changes to our significant accounting policies described in our Annual Report that have had a material impact on our condensed financial statements and related notes.

Reclassifications

Certain reclassifications were made to the prior period balances to conform to the current period presentation. These reclassifications do not restate the prior period financial statements and are for presentation purposes only.

Liquidity and Financial Condition

As of September 30, 2022 the company had cash of $40,119 and a working capital deficit of $6,164,771. The Company will need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors. The Sponsor is authorized to issue to up to $1.5M to the Company through a Working Capital Loan.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were invested in U.S. Treasury Bills.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Accordingly, at September 30, 2022, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s effective tax rate was 1,191.30% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 315.73% and 0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Months Ended September 30,
	2022	2021	2022	2021
Ordinary shares subject to possible redemption

Numerator:
Net loss attributable to Class A common stock subject to possible redemption	$(197,608)	$(12,312)	$(175,128)	$(2,055,494)
Denominator: Weighted Average Class A
Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	25,875,000	25,875,000	25,875,000	25,875,000
Basic and Diluted net loss per share, Redeemable Ordinary Shares	$(0.01)	$(0.00)	$(0.01)	$(0.08)

Non-Redeemable ordinary shares

Numerator:
Net loss	$(248,537)	$(15,485)	$(220,264)	$(2,585,255)
Less: Net loss attributable to Class A common stock subject to possible redemption	197,608	12,312	175,128	2,055,494
Net loss attributable to Class A common stock not subject to possible redemption	(50,929)	(3,173)	(45,136)	(529,761)
Denominator: Weighted Average Non-Redeemable
Basic and diluted weighted average shares outstanding, non-redeemable common stock	6,668,750	6,668,750	6,668,750	6,668,750
Basic and diluted net loss per share, Non-redeemable common stock	$(0.01)	$(0.00)	$(0.01)	$(0.08)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. PUBLIC OFFERING

There have been no changes to the public offering amounts previously disclosed in the December 31, 2021 financials. As of September 30, 2022, cash of $40,119 was held outside of the Trust Account and was available for working capital purposes.

NOTE 4. PRIVATE PLACEMENT

There have been no changes to the private placement warrant disclosure since the December 31, 2021 financials.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 13, 2021, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock (the “Founder Shares”). On February 4, 2021, the Sponsor transferred an aggregate 90,000 Founder Shares to the Company’s independent directors, resulting in the Sponsor holding 5,660,000 Founder Shares. On March 4, 2021, the Company effected a 1.125-for-1 stock split of its Class B common stock, resulting in an aggregate of 6,468,750 Founder Shares issued and outstanding, 6,378,750 of which were held by the Sponsor. On November 22, 2021, the Sponsor transferred 30,000 Founder Shares to a newly appointed independent director of the Company, resulting in the Sponsor holding 6,348,750 Founder Shares. The aggregate value of the 120,000 Founder Shares transferred to the independent directors will be recorded as compensation expense at the time of a Business Combination. The initial grant was deemed de minimis and the second grant in November 2021 is estimated at $9.79 per share, approximately $300,000. The Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares were subject to forfeiture.

Administrative Services Agreement

The Company entered into an agreement, commencing on March 4, 2021, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For the three months ended September 30, 2022 and 2021, the Company recorded $30,000 and $30,000, respectively, in fees for these services. For the nine months ended September 30, 2022 and 2021, the Company recorded $90,000 and $70,000, respectively, in fees for these services. As of September 30, 2022 and December 31, 2021, the service fee payable was $0, respectively. Payments were reimbursed through the related party payable on the accompanying condensed balance sheets.

Convertible Promissory Note — Related Party

On March 31, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of March 9, 2023 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If the Company fully draws down on the Convertible Promissory Note and requires additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by the board of directors and the audit committee on March 31, 2022. As of September 30, 2022, there was $0 outstanding under the Convertible Promissory Note which is reported in related party payables.

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

In addition, as the Company incurs operating expenses, these fees are paid by InterPrivate LLC, and InterPrivate LLC is subsequently reimbursed by the Company for the full amount paid. As of September 30, 2022 and December 31, 2021, the Company had $439,279 and $50,320 in related party payables outstanding, respectively. The increase is primarily due to increased invoices paid by the LLC on behalf of InterPrivate II for operations.

Services Agreement

The Company entered into an agreement, pursuant to which the Company will pay its Vice President a total of $10,000 per month for assisting the Company in negotiating and consummating an initial Business Combination. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For the three months ended September 30, 2022 and 2021, the Company incurred $30,000 and $30,000 in fees, respectively, for these services. For the nine months ended September 30, 2022 and 2021, the Company incurred $90,000 and $70,000 in fees, respectively, for these services. As of September 30, 2022 and December 31, 2021, the service fee payable was $0 and $0, respectively. Payments were reimbursed through the related party payable on the accompanying condensed balance sheets.

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

NOTE 7. WARRANTS

There have been no changes to the public warrant disclosure since the Annual Report on Form 10-K.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, respectively, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2022
Assets:
Marketable securities held in Trust Account	1	$260,207,445

Liabilities:
Warrant liability - Private placement warrants	3	231,000
Warrant liability - Underwriters warrants	3	5,980

		December 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$258,821,242

Liabilities:
Warrant liability - Private placement warrants	3	3,584,971
Warrant liability - Underwriters warrants	3	530,581

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

The key inputs into the Binomial Lattice Model for the initial measurement of the Private Placement Warrants, and the subsequent measurement of the Private Placement Warrants, are as follows:

	September 30,	December 31,
Term	2022	2021
Risk-free interest rate	4.20%	1.19%
Market price of public stock	$9.84	$9.70
Dividend yield	0.00%	0.00%
Implied volatility	2.80%	16.6%
Exercise price	$11.50	$11.50

The above assumptions are based on an expected close of a de-SPAC transaction on December 31, 2022.

On September 30, 2022 and December 31, 2021, the Private Placement Warrants were determined to be valued at $0.06 and $0.93 per warrant, respectively. On September 30, 2022 and December 31, 2021, the Underwriter Warrants were valued at $0.01 and $0.69, respectively.

The following table presents the changes in the fair value of warrant liabilities:

Term	Private Placement	Underwriters Warrants
Fair value as of December 31, 2021	$3,584,971	$530,581
Change in valuation inputs or other assumptions	(3,353,971)	(524,601)
Fair value as of September 30, 2022	$231,000	$5,980

During the nine-month period ended September 30, 2022, there were no transfers out of Level 3.

NOTE 9. SUBSEQUENT EVENTS

On October 31, 2022, the Sponsor and Braemar Energy Ventures III, L.P. (“Braemar”) entered into a Stock Transfer Agreement pursuant to which the Sponsor agreed to transfer 200,000 shares of Class A Stock to Braemar promptly following, and contingent upon, the Closing of the Business Combination.

Pursuant to the terms of the Merger Agreement and a letter agreement entered into on November 7, 2022 between the Company and Getaround (the “Escrow Shares Allocation Agreement”), the Escrow Shares will be allocated promptly following the Closing to: (i) non-redeeming public holders of Class A Stock, whether acquired in InterPrivate II’s initial public offering or acquired in the secondary market (the “Public Stockholders”), (ii) the designees of EarlyBirdCapital, and (iii) the holders of the Class B Stock including the Sponsor and the current and former independent directors of InterPrivate II (collectively, the “Bonus Share Recipients”, and the Escrow Shares entitled to be received by the Bonus Share Recipients, the “Bonus Shares”). The Bonus Shares will be apportioned pro rata to each Bonus Share Recipient based on the number of shares of Class A Stock held immediately following the Closing as a percentage of the total number of shares of Class A Stock that remain outstanding after giving effect to redemptions and the automatic conversion of the Founder Shares into shares of Class A Stock. However, the holders of the Representative Shares and the Founder Shares (collectively, the “Initial Stockholders”) have agreed pursuant to the Escrow Shares Allocation Agreement to re-allocate to the Getaround equityholders the number of Bonus Shares which exceed the number that the Initial Stockholders would have received on a pro rata basis if no Public Stockholders elect to exercise their redemption rights.

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

Pursuant to the terms of the Merger Agreement and a letter agreement entered into on November 7, 2022 between the Company and Getaround (the “Escrow Shares Allocation Agreement”), the Escrow Shares will be allocated promptly following the Closing to: (i) non-redeeming public holders of Class A Stock, whether acquired in InterPrivate II’s initial public offering or acquired in the secondary market (the “Public Stockholders”), (ii) the designees of EarlyBirdCapital, and (iii) the holders of the Class B Stock including the Sponsor and the current and former independent directors of InterPrivate II (collectively, the “Bonus Share Recipients”, and the Escrow Shares entitled to be received by the Bonus Share Recipients, the “Bonus Shares”). The Bonus Shares will be apportioned pro rata to each Bonus Share Recipient based on the number of shares of Class A Stock held immediately following the Closing as a percentage of the total number of shares of Class A Stock that remain outstanding after giving effect to redemptions and the automatic conversion of the Founder Shares into shares of Class A Stock. However, the holders of the Representative Shares and the Founder Shares (collectively, the “Initial Stockholders”) have agreed pursuant to the Escrow Shares Allocation Agreement to re-allocate to the Getaround equityholders the number of Bonus Shares which exceed the number that the Initial Stockholders would have received on a pro rata basis if no Public Stockholders elect to exercise their redemption rights.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The three months ended September 30, 2022 compared to the three months ended September 30, 2021

For the three months ended September 30, 2022 and 2021, we had a net loss of $248,537 versus a net loss of $15,485, respectively, a change of $233,052. This change was primarily driven by increases in operating costs of $740,848 and an offset of $568,200 for changes in fair value of warrant liabilities and an increase in the provision for income taxes of $271,311. We recorded income for the change in fair value of warrant liabilities of $165,867 for the three months ended September 30, 2022 compared to $734,067 for the three months ended September 30, 2021. The change in fair value of warrant liabilities is due to the decrease in warrant values from an ending balance of $ 4,115,552 as of December 31, 2021 to $ 236,980 as of September 30, 2022 as a result of current market conditions.

Period-to-period changes in our results also include interest income on marketable securities held in the Trust Account for the three months ended September 30, 2022 of $336,544 compared to $30,522 for the three months ended September 30, 2021, and we had an unrealized gain on marketable securities held in the Trust Account for the three months ended September 30, 2022 of $1,027,141 compared to an unrealized loss of $14,144 for the three months ended September 30, 2021.

The nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

For the nine months ended September 30, 2022 and, 2021, we had a net loss of $220,264 versus a net loss of $2,585,255, respectively, a change of $2,364,991. This change was primarily driven by increases in operating costs of $3,881,451 and an offset of $4,791,338 for changes in fair value of warrant liabilities, and an increase in the provision for income taxes of $322,368. There were no warrant transaction costs for the nine months ended September 30, 2022 compared to $6,835 for the nine months ended September 30, 2021. We recorded income for the change in fair value of warrant liabilities of $3,878,572 for the nine months ended September 30, 2022 compared to a loss of $912,766 for the nine months ended September 30, 2021.

Period-to-period changes in our results also include interest income on marketable securities held in the Trust Account for the nine months ended September 30, 2022 of $823,607 compared to $54,504 for the nine months ended September 30, 2021, and we had an unrealized gain on marketable securities held in the Trust Account for the nine months ended September 30, 2022 of $983,987 compared to an unrealized loss of $17,547 for the nine months ended September 30, 2021.

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

For the nine months ended September 30, 2022, cash used in operating activities was $502,057. Net loss of $220,264 was affected by a non-cash income related to the change in warrant liability of $3,878,572, interest earned on marketable securities held in the Trust Account of $823,607 and an unrealized loss on marketable securities held in in the Trust Account of $983,987. Changes in operating assets and liabilities used $5,404,373 of cash for operating activities primarily due to accrued expenses.

As of September 30, 2022, we had marketable securities held in the Trust Account of $260,207,445 including interest income of $823,607 and unrealized losses of $983,987 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have withdrawn $ 421,391 from the Trust Account related to payments for Delaware franchise taxes and federal income taxes.

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

As of September 30, 2022, we had cash of $40,119 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Classification

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of September 30, 2022 and December 31, 2021, the Private Placement Warrants were accounted for as liabilities, and the Public Warrants were accounted for as temporary equity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (who serves as our Principal Executive, Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022, as previously disclosed on the Annual Report, due to the material weaknesses in our internal control over financial reporting related to accounting for complex financial instruments and an adjustment to reflect an accrual as of December 31, 2021. Notwithstanding these identified material weaknesses as of September 30, 2022, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Quarterly Report on Form 10-Q filed on August 22, 2022 other than the below. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO on March 9, 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 20 months after the effective date of our IPO, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in trust account included approximately $800,000 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or March 4, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on the NYSE, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with an initial business combination or in the event we do not consummate an initial business combination by March 9, 2023.

Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial business combination, an extension or otherwise (iii) the structure of the initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial business combination or for effecting redemptions and may affect our ability to complete an initial business combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to our public stockholders in the event we liquidate the trust account due to a failure to complete an initial business combination within the requisite timeframe.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2022, we entered into a convertible promissory note with the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of March 9, 2023 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Convertible Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan the Company such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by the board of directors and the audit committee on March 31, 2022. As of September 30, 2022, there was $0 outstanding under the Convertible Promissory Note.

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

INTERPRIVATE II ACQUISITION CORP.

Date: November 15, 2022	By:	/s/ Ahmed M. Fattouh
	Name:	Ahmed M. Fattouh
	Title:	Chairman and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)