Form 10-K
period 2022-12-31
Getaround, Inc
filed 2023-11-16
CIK 1839608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-40152

GETAROUND, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-3122877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 Green Street, San Francisco, California	94111
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code: (415) 295-5725

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GETR	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Common Stock, each at an exercise price of $11.50 per share	GETR WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $260.8 million, based on the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2022.

The number of shares of the registrant’s common stock outstanding as of November 10, 2023, was 92,941,175.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GETAROUND, inc.

annual report on form 10-K
For the fiscal year ended decembEr 31, 2022

i

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this annual report on Form 10-K (this “report”) may constitute “forward-looking statements” for purposes of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•
our ability to realize the expected benefits of the Business Combination (as defined below), and the acquisition of the HyreCar business;
•
our ability to maintain the listing of our securities on the NYSE;
•
our financial and business performance, including our financial projections and business metrics;
•
changes in our strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs, prospects and plans;
•
the implementation and effects of our restructuring plan;
•
expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•
our ability to retain or recruit officers, key employees and directors;
•
the impact of the regulatory environment and complexities with compliance related to such environment;
•
our ability to grow market share in our existing markets or any new markets we may enter through sales and marketing investments or otherwise;
•
our ability to improve unit economics and increase the number, variety and density of supply of cars across our marketplace;
•
our ability to maintain and enhance our platform, marketplace and brand, and to attract hosts and guests;
•
the expected costs associated with our research and development initiatives, including investments in technology and product development;
•
our ability to maintain and enhance our value proposition to hosts and guests;
•
our ability to fulfill our mission, including achieving our goals of reducing pollution and emissions, creating income-generating opportunities available to underrepresented communities and facilitating mobility alternatives;
•
our ability to manage, develop and refine our platform, including our dynamic pricing and contactless experience;
•
our ability to grow our supply of connected cars through our OEM and other strategic relationships with third parties;
•
the continuing effects of COVID-19 or other global health emergencies on our business, the transportation industry, travel trends, and the global economy generally;
•
our ability to access sources of capital to finance operations and growth; and
•
other risks and uncertainties described in this report, including those under the section entitled “Risk Factors.”

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the effect of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

The forward-looking statements made by us in this report speak only as of the date of this report. Except to the extent required under the federal securities laws and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

Unless the context otherwise indicates, references in this report to the terms “Getaround,” the “Company,” “we,” “our” and “us” refer to Getaround, Inc., a Delaware corporation, and its consolidated subsidiaries.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those described in the section entitled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to realize the anticipated benefits of the Business Combination and may harm our business. Such risks include, but are not limited to, the following:

•
We have incurred significant net losses since inception and may not achieve or maintain profitability in the future.
•
We face intense competition and may not be able to compete successfully.
•
Adverse or changing economic conditions, including the resulting effects on consumer spending, may adversely affect our business, financial condition, and results of operations.
•
Our restructuring plan and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
•
The COVID-19 pandemic has negatively impacted and may continue to negatively impact our business, financial condition, and results of operations.
•
If our operations in the large metropolitan areas in which we primarily operate are disrupted, our business, financial condition, and results of operations will be adversely affected.
•
If we do not retain existing hosts, including our Powerhosts, or guests, or add new hosts and guests, or if hosts fail to provide an adequate supply of high-quality vehicles, our business, financial condition, and results of operations will be negatively impacted.
•
If our platform is not easy to use, or improvements to our platform experience are not successful, we may not be able to retain or attract guests.
•
The availability of vehicles suitable for our marketplace has been negatively impacted by economic factors affecting the automobile and transportation industries.
•
If our insurance coverage is insufficient for the needs of our business or our insurance providers fail to pay on our insurance claims, or if insurers are no longer willing to provide insurance to us specifically or car-sharing marketplaces generally, on acceptable terms or at all, our business, financial condition and results of operations could be adversely affected.
•
We may rely on strategic partners, such as OEMs and ridesharing apps, and any failure to maintain these relationships could harm our business.
•
We may not be able to effectively manage the risks presented by our business model internationally.
•
We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results in a timely manner, or result in a material misstatement of our financial statements.
•
Our debt obligations contain restrictions and limitations that could significantly impact our ability to operate our business.
•
The successful operation of our business and marketplace depends upon the performance and reliability of our operational systems and those of third-parties on which we rely.
•
If we experience security or privacy breaches, or other unauthorized or improper access or loss or damage to our data, we may experience business interruptions, loss of revenue, and harm to our brand and reputation, and we may become subject to penalties and significant liabilities.
•
If we do not adequately protect our intellectual property and our data, our business, financial condition, and results of operations could be negatively impacted.
•
We are subject to a variety of complex, evolving, and sometimes inconsistent and ambiguous laws and regulations in the United States and in Europe that may adversely impact our operations or could cause us to incur significant expenses and liabilities.

•
Adverse litigation judgments or settlements resulting from legal proceedings could expose us to monetary damages or limit our ability to operate its business.
•
There can be no assurance that we will be able to regain compliance or comply with the continued listing standards of NYSE, which could result in the delisting of our securities, limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
•
The market price of our common stock and warrants may be volatile, which could cause the value of your investment to decline.
•
We may require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.
•
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could reduce the price that our common stock might otherwise attain.
•
The conversion of our outstanding convertible notes or exercise of our outstanding warrants would result in dilution to our stockholders and may create downward pressure on the price of our common stock.

Part I

Item 1. Business.

Unless the context otherwise requires, all references in this section to “Getaround” refer to the business of Legacy Getaround (as defined below) prior to the Closing (as defined below) and to the business of Getaround following the Closing. Additionally, the term “active car” is defined as a vehicle that is available for booking through the Getaround marketplace in a given quarter where the vehicle owner was actively engaged in the marketplace by either responding to or accepting a booking. All cars in operation globally, including “active cars,” are either connected cars or legacy cars. The term “connected car” is defined as a vehicle that is connected to the Internet using IoT technology (as defined below), whether through the installation of an IoT device (either a Getaround Connect IoT device or a third party IoT device), or through native OEM integration, and the term “legacy car” is defined as a vehicle that is not connected to the Internet using IoT technology. The term “unique guest” is defined as an individual user who has completed at least one trip as a guest with Getaround.

Corporate History and Background

We were incorporated in Delaware in September 2020 and formed as a special purpose acquisition company known as InterPrivate II Acquisition Corp. (“InterPrivate II”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. Legacy Getaround (as defined below) was incorporated in Delaware in 2009 and commenced operations in 2011. On December 8, 2022 (the “Closing Date”), we completed the acquisition of Legacy Getaround pursuant to an Agreement and Plan of Merger, dated as of May 11, 2022 (as amended, the “Merger Agreement”), by and among us, TMPST Merger Sub I Inc., a Delaware corporation and a wholly owned direct subsidiary of InterPrivate II, TMPST Merger Sub II LLC, a Delaware limited liability company and wholly owned direct subsidiary of InterPrivate II, and Getaround, Inc., a Delaware corporation (“Legacy Getaround”). We collectively refer to the transactions contemplated by the Merger Agreement as the “Business Combination.” In connection with the consummation of the Business Combination (the “Closing”), we changed our name from “InterPrivate II Acquisition Corp.” to “Getaround, Inc.”

Mission & Overview

Getaround’s purpose is to propel the world’s transition to a more sustainable society, economy and environment, therefore our mission is to empower people to carshare anywhere. Through our marketplace, we strive to make the world’s cities and communities better places to live and work.

Getaround is a global carsharing marketplace, powered by proprietary technology, designed to make sharing cars simple, digital, on-demand, and automated. We reimagined the traditional car ownership model by empowering consumers, whom we refer to as our guests, to instantly and conveniently access safe, affordable and desirable cars they need while providing earnings potential to car owners who supply them, whom we refer to as our hosts. Our marketplace is designed to allow for a fully digital and contactless experience, without guests needing to wait in line at a car rental facility, manually fill out any paperwork, or meet anyone in person to exchange keys. Since launching in 2011, we have been focused on building and innovating our digital carsharing marketplace in the United States and internationally. As of December 31, 2022, our platform supports approximately 1.8 million unique guests and has approximately 66,000 active cars in more than 1,000 cities across 8 countries worldwide, including in the United States and across Europe.

We believe booking and sharing cars should be a frictionless and hassle-free experience. Our proprietary cloud-based platform, which we call the Getaround Connect Cloud Platform, creates a digital experience that makes it easy for guests to find cars nearby, and for hosts to share their cars with guests, in both high and low population-density geographies. We have established a broad network of loyal hosts and guests on our platform. Hosts benefit from low entry costs, digital fleet management, and dynamic pricing algorithms and optimization informed through data analytics. Guests benefit from an easy-to-use platform, the ability 24/7 to book cars located nearby by the hour or day, and a contactless booking, pickup and return experience, eliminating the need for in-person interaction. We leverage our powerful technology platform, our scaled network, and the rich data captured from trips to derive insights and to innovate in order to provide hosts and guests an offering that we believe is superior.

Connected cars on our network are installed with either our proprietary Getaround Connect electronic Internet of Things (“IoT”) device or with a third-party after-market IoT device compatible with our network. The Getaround Connect IoT device can be installed on virtually any car make or model in just one hour by a member of our certified network of third-party technicians. We believe our Connect Cloud Platform positions us well for partnerships with original equipment manufacturers (OEMs) into potentially millions of “connected” cars with built-in telematics in the future (we call this “native” integration) through our expanding relationships with OEMs such as Toyota.

Unlike other segments in mobility, which deal with significant operational complexities and costs such as labor, or on-the-ground logistical challenges where they operate, we operate an asset-light model with minimal labor required to effect transactions on our marketplace. With technology and data analytics, we enable hosts to monetize underutilized assets they own and maintain, creating meaningful value for both sides of our marketplace — our hosts and our guests.

We are a purpose-driven company committed to facilitating the well-being of the people and communities we serve. We believe our marketplace furthers our purpose by reducing pollution and emissions by increasing widespread adoption of carsharing, which can decrease the total number of cars in use by reducing the need to own a vehicle to obtain mobility, and lower total vehicle miles traveled by concentrating usage in fewer vehicles. Studies conducted by the Transportation Sustainability Research Center at the University of California, Berkeley found that each shared car replaces approximately 10 cars on the road, according to a report published by the Transportation Research Board. We believe our marketplace also increases income-generating opportunities available to underrepresented communities as well as facilitate mobility alternatives in low-density transportation deserts underserved by public transit. We believe many users are loyal to Getaround because of our purpose, brand and commitment to social responsibility, and we also believe that these qualities attract employees who strive to do the same, creating a purpose-driven company culture.

Our Solution

The Getaround digital carsharing marketplace connects guests who want instant access to cars nearby 24/7 for a variety of use cases, such as visiting family and friends, weekly errands, local getaways, going shopping, and business travel with hosts who want to earn income by sharing their cars. Hosts can earn income and optimize their underutilized cars when it is convenient for them through our digital and connected remote management technology, while guests can access vehicles on demand without the commitment or the financial investment of car ownership.

Our marketplace is accessed through the Getaround app. Guests input the start and end time of their requested booking, from one hour to several weeks, and then are given options of available cars within close proximity of their current location or another specified location. Once a guest selects a car and chooses the level of protection plan they want for the duration of their trip, the booking is confirmed. Our digital technology removes the need for the host to manually approve the booking, or to meet the guest in person to hand over the car keys at pickup or return.

Value Proposition to Guests

As of December 31, 2022, our platform supports approximately 1.8 million guests in over 1,000 cities across 8 countries. Our distinctive combination of market positioning, pricing, and accessibility democratizes access to people of all walks of life. For example, in our North American marketplace, most of our transactions happen on a debit card and/or in less affluent neighborhoods. We believe growth of guests in our marketplace is enabled by:

•
Digital, contactless model. We believe guests choose Getaround because of our digital model which allows for ease of use, simplicity, transaction speed, and a wide-ranging supply of available cars. Our product is designed to enable a contactless experience, where our guests do not need to meet hosts in person to exchange keys and/or manually make arrangements to pick up or return the car.
•
Fast time to booking. Our easy-to-use application and our efficient onboarding process allows guests the ability to book cars quickly and without friction. With the connected cars in our marketplace, all of our guest verification and onboarding processes are purely digital. As a result, new guests can book on Getaround instantly and seamlessly, putting them on the road faster.
•
Access to an expansive catalog of cars within close proximity. Unlike traditional car rental models or our analog carsharing competitors, most Getaround cars are available 24/7 wherever the car can be parked. A guest who wants to book a car has the ability to choose from an available range of cars that may be within walking distance without the need to travel to a centralized pickup destination such as an airport or office.
•
Flexible trip length. The ability to book by the hour enables our guests to use Getaround for a variety of purposes, such as weekly errands, local getaways and business travel. Guests can book trips for any length of time up to four weeks which provides them with the flexibility to meet their mobility needs more efficiently than traditional car ownership or the traditional daily car rental model.
•
Trusted brand for customer service. We are focused on providing best-in-class customer service as we endeavor to promote repeat guest bookings. Our support team has deep domain expertise and ensures that issues are resolved in a timely manner.

Value Proposition to Hosts

Our hosts range from individuals with one car in our marketplace to entrepreneurs with multiple cars in our marketplace. We refer to hosts with three or more cars in our marketplace as Powerhosts. A significant majority of our revenue in any period depends on a large number of Powerhosts and we strive to make it easy to scale on our platform. Many of our hosts start off with only one vehicle and some of those hosts add more vehicles to their fleet over time as they see the opportunity to make a business out of renting their cars. Growth of hosts in our marketplace is enabled by:

•
Low entry costs and digital management. Becoming a host on Getaround is an opportunity broadly available to most people with a car as it requires little to no upfront capital and no specific expertise or complex skills. Given the digital nature of our marketplace, hosts can start on their own as “solopreneurs” without any need for upfront investment in staff, real estate, front-office operations, or other costly upkeep, enabling hosts to avoid needing to arrange for car pickups, returns, key handoffs, inspections, or refueling. Among other things, we believe this provides opportunities to underrepresented and lower socioeconomic populations to become entrepreneurs on the Getaround platform to earn a higher standard of living, which aligns with our commitment to facilitate the well-being of the people and communities we serve.
•
Freedom to generate income from new sources. Getaround’s platform recognizes that people increasingly want to choose how they earn income and provides individuals the opportunity to generate supplemental income or even primary income, depending on their level of platform utilization.
•
Infrastructure and demand support. We provide and are developing high value services that enable desirable economics for hosts, such as predictive and real-time pricing, automated billing and recovery, real-time diagnostic trouble-code tracking, and digital fleet management software solutions, among other services. We also provide local marketing to support hosts, partner with municipalities which offer dedicated carsharing parking, and help negotiate parking deals with commercial operators.
•
Dynamic pricing. Hosts are provided with dynamic utility and risk pricing to help maximize income opportunities. Pricing is determined based on local supply and demand dynamics and trip-related risk profiles. Our platform allows this to be done with virtually no manual effort needed from the host, enabling us to deliver what we estimate is a much higher revenue yield per car per unit of time as compared to other peer-to-peer carsharing marketplaces and traditional rental car companies.

Our Technology

The Getaround Connect platform powers our digital carsharing marketplace, and is a vertically integrated technology stack of software and hardware consisting of cloud software, big data systems, real-time communications infrastructure, advanced data science and machine learning, together with our integrated IoT hardware devices. Our Connect IoT device enables analog and unconnected cars to connect and communicate with our platform, providing seamless experiences for hosts and guests. By leveraging machine learning paired with our data from Getaround apps, mobility partners, the digital marketplace, IoT devices, and OEM cloud systems, we believe we are able to improve our offering with increasing economies of scale as new users join our network.

•
Getaround Connect IoT device: Our patented Getaround Connect IoT device enables any of the approximately 1.2 billion analog, unconnected cars in the world today to connect to our Getaround Connect Cloud. Our device is supported on virtually any car make or model and can be installed in under an hour by any member of our certified network of third-party technicians. The Connect device, along with the third party IoT devices supported by the platform, powers our digital experience by allowing contactless pickup and return using the Getaround mobile app and Bluetooth low energy (BLE) and cellular unlock, as well as security features. Additionally, the devices allow for real-time vehicle capture and advanced processing of increasingly broad sensor data, such as mileage, fuel, diagnostics, and GPS position, enabling us to optimize, automate, and simplify experiences on our platform. The IoT devices can be updated over-the-air through our cloud, enabling flexibility and adaptability as mobile, automotive, and cellular technologies evolve, and as our customer needs change with time.
•
Getaround Connect Cloud software and real-time communications: Our cloud-based software facilitates core functions of our Getaround Connect technology platform. This includes providing the necessary infrastructure to warehouse big data emanating from IoT devices and native OEM integrations, capabilities for advancing analytical processing of large volumes of data quickly, security credentials and access controls, and real-time systems for digital communication with host vehicles. Our cloud-based software provides flexibility and adaptability in the connection and digital communication between host vehicles and our digital carsharing marketplace.

Vehicle telemetry is streamed from the device through our cloud software, and then warehoused, with vehicle commands tracked and confirmed through multiple simultaneous communication channels. Telemetry is filtered for low-accuracy readings, with aggregate statistics collected from the raw telemetry data. Inventory tracking, configuration management, health monitoring and credentials management are managed through back-office tools built into our cloud platform.

•
Marketplace features and functionality: Our marketplace platform enables hosts on our platform to list and manage the life cycle of their vehicles, from streamlining the onboarding process of a new vehicle onto the platform and installing the Getaround Connect IoT device, to fleet management tools that allow the host to monitor the status of their vehicles on the platform, to profile and location management. Our digital marketplace includes a robust review and ratings system allowing hosts and guests to both provide feedback on the trip experience and vehicle quality. The marketplace incorporates these ratings into a larger search and ranking system which allows users to quickly discover the best cars available for a particular use case.
•
International support: Our platform operates in 8 countries as of December 31, 2022, with support for over 100 currencies. Our platform has multiple language support, with our app translated into multiple languages. Additionally, our platform is designed to support compliance and reporting requirements in many different jurisdictions.
•
Advanced data science and machine learning: We believe our data capabilities provide us with a significant competitive advantage. We leverage data from our Getaround Connect technology platform to continually improve our user experience and with every trip, our systems get smarter and continue to improve as more data is collected. Our Getaround Connect Cloud stores data from the expanding usage of our platform, including millions of miles driven and trips taken, and utilizes data science to enable advanced functionality, such as:
•
Dynamic pricing: We leverage our unique dataset to optimize revenue yield and continually improve upon our ability to predict consumer willingness to pay on a per-booking basis. Additionally, data powers our estimates of risk on a per-booking basis, allowing the system to dynamically price-in and compensate for risk patterns as they evolve.
•
Fraud and risk prevention: Our expanding data set allows us to learn and detect patterns of fraudulent activity which we evaluate in real-time when guests book trips through our platform. Our technology also enables secure and automated verification of identities to block abusers and provide real-time insights that enable us to reduce the incidence of fraud and manage risk.
•
Marketplace optimization: We have a significant dataset of booking intent and demand signals which we use to optimize marketplace dynamics, including for supply rebalancing and to increase our utilization rate by, for example, optimizing trip stacking — the sequence of trips booked for a specific car. We intend to provide more data to our hosts to help them calibrate and tune how to more effectively share their cars.
•
Smart automation: Our data and machine learning models enable the automatic detection, billing, and cost recovery of certain events that occur during a guest’s trip, streamlining these processes for our hosts. These include safety monitoring through driving behavior alerts, tow and impact detection, fuel and mileage reporting, integrated toll billing, and customer service automation.
•
Privacy: Getaround manages host and guest data and has built privacy into the product workflows. The IoT devices collect data regarding vehicle use such as the time of use, location and movements, speed of travel, and distance traveled, where permitted. We do not sell the data to third parties and only share it in specific as-needed instances of which guests are informed in advance, such as if guests are stranded and need location data for roadside assistance, or when legally required to do so.

Insurance

We believe that our ability to offer competitive and compelling insurance covering our hosts and guests during trips is critical to our value proposition. Our insurance coverage gives hosts peace of mind in sharing their vehicles through our marketplace, and provides guests the ability to book and drive with an understanding they are insured against liability to third parties. In geographies where we act as an intermediary in the brokerage of third party insurance coverage, such as in many of the countries where we operate in Europe, guests are offered various coverage options from leading insurance providers. Under this insurance model, our marketplace matches guests with third party insurance providers in much the same way that our marketplace connects guests and hosts. In the United States, we provide third party excess liability insurance coverage for our guests and hosts, where the coverage is secondary to other coverage maintained directly by marketplace participants, such as a guest’s personal auto policy or coverage offered by a guest’s financial institution.

Our insurance policies work in a similar way to personal auto insurance. Whenever a guest reserves a car through Getaround and meets our eligibility criteria, they are covered for the duration of the trip. This includes comprehensive, collision, and liability coverage. Our insurance policy provides primary coverage in most geographies where we operate in Europe, and secondary coverage in most geographies where we operate in the United States for incidents that occur during an active trip and covers both hosts and guests, including personal liability for the guests, third-party liability for passengers and other affected parties, and third-party property damage arising from a car accident.

We believe that our technology and data capabilities, enabled by our Getaround Connect Cloud Platform, offer us a unique competitive advantage in facilitating the claims process for both guests and hosts. Across most of our European geographies, claims under the policies purchased by guests are first noticed to our insurance partners and simultaneously with our claims and safety team, who work collaboratively. Across most of our geographies in the United States, eligible claims resulting from alleged liability or collision incidents are first noticed to the Getaround claims support team prior to noticing one of our third-party administrators for further handling, as and where required. Under our terms of service in the United States, we and our agents are permitted to subrogate all claims, following investigation and preparation of a first notice of loss including data from our Getaround Connect Cloud Platform, to any of the primary policies that may attach to that claim including the guest’s personal auto insurance or the host’s personal or commercial auto insurance. The Getaround claims support team may, in its sole discretion, pay for certain costs and damages as a customer service gesture to the host, rather than notice the claim to one of the available insurance policies.

In addition to insurance, Getaround offers protection plans that provide guests with the opportunity to contractually limit or remove their financial responsibility for the amount they pay out of their own pocket for damage or loss-related costs.

We do not provide insurance covering hosts and their vehicles, guests, or third parties where the host is a commercial entity and declines coverage under our policies.

Sales and Marketing

The goal of our marketing efforts is to balance supply of, and demand for, cars to increase the number of transactions on our marketplace in a manner that maximizes earning potential for hosts and the availability of cars for guests (what we call market liquidity). For our core markets, we deploy a large supply of cars in densely populated areas and a large population of guests with ease of access to cars, great user engagement, and ultimately repeat usership.

We acquire and engage hosts and guests through a variety of marketing initiatives, some directed to hosts and guests individually and others through our host and guest communities. These include building brand awareness and advocacy through a combination of awareness campaigns including advertising, events and search engine marketing, generating earned media, and word-of-mouth through social media, viral marketing and referral, and broadening our relationships with existing hosts and guests. We have built a marketing and onboarding engine for both individual and entrepreneur hosts and guests to match the demand and supply needs of different markets through a range of marketing capabilities:

•
Brand marketing: Our brand marketing efforts focus on building our platform as a distinct brand with complementary and unique user value propositions that create connections between our brand and our targeted audience’s day-to-day life.
•
Word-of-mouth and referral: We benefit from a powerful brand that generates word of mouth and referral to increase organic user growth; complemented by user generated content. These efforts drive awareness through social media and educating our target audience about our product.
•
Paid acquisition marketing: We complement our primarily organic user acquisition model with a paid marketing strategy that accelerates our user growth and is designed to optimize return of investment as measured by host earnings and target guest experiences.
•
Customer relationship management marketing: We continuously expand our relationships with existing hosts and guests through understanding their lifecycle stage, providing personalized communication, and creating communities to continually deliver value and the best experience.
•
SEO and inbound marketing: We have invested in robust search engine optimization, or SEO, capabilities including informative and educational content to capture and engage organic search traffic. We convert these users to app downloads and ultimately guests. Leveraging the data-oriented strategy as well as our test and learn approach, we believe that our SEO efforts have helped drive organic business growth.

Our targeted marketing outreach efforts are supported by dedicated account management and community engagement programs which help attract new hosts. Additionally, through our dedicated account management teams, self-serve content, and several community engagement programs, we proactively support the onboarding and growth of hosts. As part of this effort, our sales team supports new hosts through education on the benefits of the digital marketplace and assistance in coordinating installation of the Getaround Connect IoT device.

Our marketing engine continuously evaluates the market dynamics to identify and recommend market specific actions for on-going optimization of market liquidity. These market specific recommendations (often at sub-market, zones, and ZIP code levels) are then executed through a diverse set of marketing channels and account management efforts to optimize for the highest return of investment as measured by host earnings and target guest experiences.

Research and Development

Our success has been driven by the time, attention and investment we place on continued innovation in our technology and marketplace, including our proprietary Getaround Connect platform and IoT device. Since our inception, we have focused on developing products to empower a global marketplace of hosts, guests, and third-party partners.

Our team also focuses on developing and enhancing our proprietary Getaround Connect IoT platform and supporting the use of third party IoT devices and platforms. We are on the fourth generation of our Getaround Connect hardware, which is manufactured in the United States by a contract manufacturer. Our team includes specialized automotive engineers and technicians who are responsible for utilizing data compiled in our research and development process to support the growing database of car makes and models. Additionally, our R&D team also maintains and curates the vast and expanding proprietary dataset generated from the use of our technology platform and marketplace. We algorithmically improve our user experience end-to-end by utilizing data science capabilities for dynamic pricing intelligence, fraud prevention, marketplace optimization, and smart automation.

Competition

We operate in a highly competitive environment. Our competitors include largely analog competitors including peer-to-peer carsharing marketplaces such as Turo, and traditional, asset-heavy rental car companies such as Enterprise, Hertz, Avis, Sixt, and Europcar, as well as Zipcar and other regional carsharing competitors in North America, Europe, and other regions. Additionally, we compete with the status quo of personal car ownership and other equivalent means of conveyance.

Some of our competitors operate asset light, two-sided marketplace models like ours that experience network effects as their brands achieve scale, creating more utility and value for each user as the number of users increases. Additionally, some of our competitors have greater financial, technical, marketing or other resources than we do, which consequently affords them competitive advantages. As a result, they may be able to devote greater resources to address the market opportunity, including responding to market developments and host or guest requirements and preferences more quickly or cost-effectively than we can.

We compete for guests and hosts who choose to join the carsharing marketplace. We believe the principal competitive factors in our market include:

•
Adequacy and quality of car supply;
•
Density and proximity of cars to prospective guests;
•
Ease of access to and use of the app and marketplace;
•
Time and effort required of hosts to manage their carsharing operations and the utility of fleet management functions and tools;
•
Flexibility of services to match various use cases;
•
Pricing to guests;
•
The level of revenue yield by hosts;
•
Real-time insights from platform and marketplace data;
•
Insurance coverage and claims handling;
•
Safety;
•
Brand recognition; and
•
Host and guest experience.

We believe we compete favorably with our competitors on the basis of the factors described above.

Employees and Culture

Our people are critical to success and the pursuit of our mission. We strive to attract and retain team members who are driven to innovate and who bring diverse perspectives and skills.

As of December 31, 2022, we had 283 full-time employees, the vast majority of whom were located in the United States, France and Norway. Additionally, we utilize third-party contractors and temporary personnel to supplement our workforce. None of our employees are represented by a labor union or subject to a collective bargaining agreement other than in France, where our employees may be subject to certain national collective bargaining agreements that set minimum salaries, benefits, working conditions, and termination requirements.

On February 1, 2023, our board of directors (the “Board”) approved a restructuring plan to streamline operations and reduce costs to achieve a leaner path to profitability. The restructuring plan includes a reduction in our global headcount by approximately 10%. These changes were completed in July of 2023.

We are focused on building a company that grows responsibly and nurtures diversity through an engaged, aligned, and empowered team. We look to foster a strong company culture through smart work, peer-to-peer recognition, professional development and adherence to our values:

•
Performance: We focus on doing the most important things exceptionally well, while always measuring and reporting on our progress with honesty and integrity. Decisions need to be made quickly. Quality of execution is critical.
•
Authenticity: We strive to create a global culture of positivity, inclusion, and respect, so that everyone feels safe being who they truly are. Our differences make us stronger, and our diversity inspires us to innovate.
•
Collaboration: We value our ways of working together, and care deeply about the well-being, success and continuous improvement of our colleagues. Winning as a team matters more to us than individual achievements.
•
Empowerment: We empower teams to figure out “how” we execute our Mission and Vision, and to take ownership and responsibility of solutions that support both the near-term and long-term success of our company.

We offer competitive compensation and benefits packages and strive to promote the well-being of our employees and their families by offering in the U.S. generous parental and other leave policies as well as flexible work hours, a remote-first, friendly workplace to accommodate individual circumstances and unlimited paid time-off policies. We demonstrate our commitment to the professional development of all Getarounders, including by offering in the U.S. department-specific training and manager development programs, as well as external professional development through free access to online courses and, in some locations, an annual development stipend.

We also recognize that fostering a diverse and inclusive workforce makes us stronger as a company and is a key element of our employee recruitment, engagement and retention strategy. Our goal is to ensure equitable approaches to hiring, compensation, performance management, promotions and personal development. We reinforce these values by promoting an inclusive culture through training and speaker series, sponsoring a variety of affinity groups and related programming, amplifying voices of underrepresented individuals, and community involvement, such as through volunteering with local nonprofit organizations.

Regulatory Approach

Getaround is subject to laws, rules and regulations in the jurisdictions in which we operate that involve matters central to our business. Some of these laws and regulations specifically relate to peer-to-peer carsharing marketplaces while others are generally applicable. These often differ by jurisdiction, and sometimes conflict, which may require us to implement jurisdictionally specific processes and policies. For example, as of December 31, 2022, approximately half of all U.S. states have enacted peer-to-peer carsharing legislation. In Europe, there is no regulation specific to carsharing but the European Union’s “Platform to Business” regulation governs relations between online intermediation services (such as marketplaces) and business users who use them to offer their goods and services.

New and revised laws, rules and regulations are frequently proposed, adopted, implemented, and interpreted. We monitor such changes and have implemented responsible policies to ensure compliance with such laws, rules and regulations. In addition, we actively engage with municipal, state and national governments, and other relevant stakeholders, as appropriate, to advocate for public policies that ensure that the greatest number of hosts, guests and communities can benefit from our services.

Areas of law and regulation applicable to us include:

Insurance

We advocated for the first insurance law specific to peer-to-peer carsharing marketplaces, which was enacted in California in 2010 and set forth carsharing insurance coverage requirements while prohibiting cancellation of an automobile insurance policy on the basis that a car was made available for carsharing. In 2019, with the support of Getaround and other stakeholders, including rental car and insurance industry representatives, the National Council of Insurance Legislators (NCOIL) adopted the NCOIL Peer-to-Peer Car Sharing Program Model Act, which specifies requirements concerning insurance coverage during carsharing, consumer protection disclosures, and automobile safety recalls, as well as exemption from vicarious liability, among other provisions. The NCOIL model has become the basis for laws enacted in many states such as Arizona, Florida, Georgia, Illinois, Texas and Washington.

Getaround provides or facilitates the provision of insurance coverage for trips that meets or exceeds the legal requirements in every jurisdiction in which it operates. Certain states have enacted insurance coverage requirements specifically for peer-to-peer carsharing, some of which as noted previously are based on the NCOIL model. Many of these states require that the peer-to-peer carsharing marketplace provide or ensure coverage in the amount of the state’s minimum financial responsibility applicable to competitors such as traditional rental car companies. In other states, however, such as California, New York, Oregon and Washington, peer-to-peer marketplaces must provide insurance coverage in an amount in excess of the amount required of traditional rental car companies, which could increase our pricing and/or reduce our earnings, and in turn weaken our competitive position.

Taxation

The regulatory environment relating to sales or related taxes for peer-to-peer carsharing marketplaces such as ours is complex, rapidly evolving and is subject to variation across local, state and national jurisdictions. In the United States, the rental car industry has advocated for – and we have opposed – laws that would require peer-to-peer carsharing marketplaces to collect and remit rental car taxes, notwithstanding the significant related tax exemptions that apply to the rental car industry but not to the overwhelming majority of our hosts who generally pay applicable sales taxes when they purchase their vehicles. If these legislative efforts succeed and peer-to-peer carsharing transactions are taxed at the same rate as rental car transactions, it could negatively impact our business.

Data Privacy

Many governments have promulgated or proposed requirements regarding the collection, use, storage, transmission, and processing of personal information, and which subject violators to significant fines and other penalties. We have processes to monitor and ensure compliance with applicable laws, rules and regulations. Laws that may have significant implications for our business include the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, new and emerging state privacy laws in Colorado, Connecticut, Utah and Virginia, the European General Data Protection Regulation 2016/679, the Telephone Consumer Protection Act of 1991, and the Drivers Privacy Protection Act of 1993. For additional information, see the risk factor captioned “To the extent we fail to comply with federal, state, and foreign laws relating to privacy and data protection, we have in the past faced regulatory scrutiny, and may in the future face potentially significant liability, regulatory scrutiny and penalties, negative publicity, an erosion of trust, and increased regulation” under the heading “Risks Related to Our Regulatory Environment” in the “Risk Factors” section of this report.

Other

In addition, the laws and regulations that can impact us involve corporate taxation, corporate insurance, intellectual property, competition, consumer protection, payments, export taxation, airport permitting, arbitration agreements and class action waiver provisions, terms of service, money transmittal, background checks, marketplace facilitation, and other matters. Many of the laws and regulations to which we are or may be subject are complex, fragmented, conflicting, subject to varying interpretations, and still evolving and being tested in courts. In addition, as new guidance and interpretations are provided by governing and regulating bodies such as federal, state, and local administrative agencies, they could be interpreted in ways that could harm our business. Some states and foreign jurisdictions have not adopted any laws, rules, or regulations which govern peer-to-peer carsharing specifically, and some foreign jurisdictions may outlaw it entirely. This uncertainty and fragmented regulatory environment can create significant complexities for our business and operating model. For additional information, see the risk factor captioned “We are subject to regulatory inquiries and different jurisdictions taking the position that we are subject to various licensing requirements, and failure to comply may adversely impact our operations and/or result in significant expenses and liabilities, including fines” under the heading “Risks Related to Our Regulatory Environment” in the “Risk Factors” section of this report.

Intellectual Property

Our intellectual property is an important component of our business. To establish and protect our proprietary rights, we rely on a combination of patents, trademarks, copyrights, domain names, social media handles, know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other intellectual property and contractual rights.

As of December 31, 2022, we had 7 issued patents and 7 pending patent applications worldwide concerning our IoT technology, specifically methods and systems of enabling secure access to vehicles connected to the cloud, with priority dates as early as 2009. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

We hold registered trademarks in the countries in which we operate and other jurisdictions. “Getaround” is registered in Australia, India, Japan, Mexico, Norway, the EU, the United Kingdom, and the United States, and pending registration in Canada. The "G" logo is registered in the European Union and the United Kingdom, and allowed by the U.S. Patent and Trademark Office. “Getaround Connect” and “Connect” are registered in the United States. We also have registered domain names that we use in or relate to our business, such as the <getaround.com> domain name and country code top level domain name equivalents, and the <get.co> short URL which we use for online and offline marketing.

In addition to the protection offered by our intellectual property rights, it is our practice to enter into confidentiality and invention assignment agreements (or similar agreements) with our employees, consultants and contractors involved in the development of intellectual property on our behalf. We also enter into confidentiality agreements with other third parties in order to limit access to, and disclosure and use of, our confidential information and proprietary information. Our intellectual property rights, however, may be challenged, invalidated, circumvented, infringed, or misappropriated and the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Moreover, our products incorporate software components licensed to the general public under open source software licenses. We obtain many components from software developed and released by contributors to independent open source components of our platform. Open source licenses grant licensees broad permissions to use, copy, modify, and redistribute our platform. As a result, open source development and licensing practices can limit the value of our software copyright assets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective.

Available Information

We make available, free of charge through our website at getaround.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

We also use our website, including the investor relations section of our website at investor.getaround.com and our blog at blog.getaround.com, to announce important information about us, our marketplace and services and other matters in order to achieve broad, non-exclusionary distribution of information to the public. We encourage investors and others to review the information we make public in these locations, as such information could be deemed to be material information. Information contained on or accessible through our website is not a part of this report, and all website addresses in this report are intended to be inactive textual references only.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included herein, before deciding whether to invest in our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline.

Risks Related to Our Operations

We have incurred significant net losses since inception and may not achieve or maintain profitability in the future.

For the years ended December 31, 2022 and 2021, our net loss before provision for income taxes was $136.7 million and $120.5 million, respectively. Historically, we have devoted significant efforts and expenditures to grow our host and guest communities, improve our marketplace and platform, increase our marketing spend, rapidly expand our operations, and hire additional employees. In January 2020, we scaled back these efforts by reducing our fixed and variable costs, specifically by implementing a reduction in workforce, suspending discretionary marketing spend, and eliminating products and services ancillary to our core offerings. In March 2020, after the outbreak of COVID-19 was declared a pandemic and governments imposed restrictions on travel, we experienced a significant and sustained decrease in reservation volume. In response to this decrease, in April 2020, we implemented an additional reduction in workforce and eliminated certain additional fixed operating costs. Additionally, in February 2023, the Board approved a restructuring plan to streamline operations and reduce costs to achieve a leaner path to profitability, including an expected reduction in global headcount by approximately 10% and a significant reduction in costs associated with external consultants, professional services providers and vendors for certain software and tools.

Because we continue to generate net losses our ability to carry out our business plan is subject to obtaining the necessary financing. If we are unable to raise sufficient funds, we will have to further reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any funding, and we might not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

We expect to resume making significant investments in our business and host and guest community in the future, including improvements to our connected car technology, trust and safety in our marketplace, and investments in our brand. These improvements may be more expensive than we currently anticipate, and we may not be able to increase our revenue to offset these higher expenses. Some of these improvements are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability. We may also not be able to generate the revenue expected in the regions in which we operate or invest. Our revenue may decline for a number of other reasons, including reduced demand for our offerings, global economic weakness or macroeconomic shocks such as higher inflation and fuel prices, geopolitical conflicts, public health and safety concerns, increased competition, a decrease in the growth or size of the carsharing, ridesharing, or overall mobility market, any failure to capitalize on growth opportunities, local, state and federal laws and negative publicity. Any failure to increase our revenue or manage our operating expenses could prevent us from achieving or maintaining profitability.

We have a limited operating history as an international company at our current scale, and in an evolving industry, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

While we began operations in 2011, our business model has not yet been fully proven. We have also grown rapidly in the last three years, both organically and through acquisitions, including by our acquisition of Getaround SAS (formerly, Drivy SAS) in 2019. As a result, we have only a limited operating history at our current scale and as an international company, which may make it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including, in our case:

•
achieving market acceptance of our existing and future offerings;
•
challenges in accurate financial planning and forecasting;
•
the impact of the current pricing environment on our growth and profitability;
•
attracting and retaining hosts and guests;
•
increasing the density and variety of cars in our marketplace, including connected cars;
•
competing against companies with greater financial resources;
•
increasing expenses as we continue to grow our business;
•
risk of litigation losses or regulatory enforcement actions;
•
successfully expanding our business in existing markets and entering into new markets and geographies;
•
maintaining and enhancing the value of our reputation and brand;
•
anticipating and responding to macroeconomic changes and changes in the markets in which we operate;
•
avoiding interruptions or disruptions in our service;

•
developing a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and services;
•
securing our platform against technological threats;
•
hiring, integrating, and retaining talented technology, sales and marketing, customer service, and other personnel;
•
effectively managing rapid growth in our personnel and operations; and
•
maintaining and growing our partnerships and relationships with third parties, including with insurance providers, vehicle manufacturers, ridesharing companies, online search engine businesses and municipalities.

We cannot assure you that we will be successful in addressing these and other challenges we may face in the future and if we do not manage these risks successfully, our business and results of operations may be adversely affected. You should consider our business and prospects in light of the risks and difficulties we may encounter as an early-stage company. Further, we may not be able to maintain our current rate of growth, and there is no assurance that our rate of growth will continue. We may not achieve sufficient revenue to achieve or maintain positive cash flow from operations or profitability in any given period.

We face intense competition and may not be able to compete successfully with current or future competitors, which could negatively impact our business, financial condition, and results of operations.

The travel and mobility industries in general, and the markets for carsharing services in particular, are intensely competitive, with frequently rapid changes in technology, consumer expectations and requirements, industry standards and regulations, and new products and services. Our competitors include largely analog companies such as peer-to-peer carsharing marketplaces like Turo, and traditional, asset-heavy rental car companies such as Enterprise, Hertz, Avis, Sixt, and Europcar, as well as Zipcar and other regional carsharing competitors in North America, Europe, and abroad. Additionally, we compete with the status quo of personal car ownership and other equivalent means of transportation.

Many of our current and potential competitors enjoy significant competitive advantages over us, including longer operating histories, larger marketing and operating budgets, greater brand name recognition, higher amounts of available capital or access to such capital, larger host and vehicle bases for guests, more guests to reserve vehicles shared by hosts, more well-established regulatory environments and permitting regimes, preferential treatment by credit card insurance policies or personal insurance policies that may provide coverage to renters, which are not equally available to customers of peer-to-peer carsharing, and more resources devoted to research and development of new and existing products and technology. As a result, our competitors may be better positioned to provide superior offerings to consumers and respond more rapidly and effectively than we can to new or existing business opportunities, products, technologies, and host and guest requirements and preferences. Many of our competitors offer discounted services, incentives, or alternative pricing models or focus on a particular geographic location or market segment. Our competitors may also make acquisitions or establish cooperative or other strategic relationships among themselves or with other complementary companies.

We compete to attract and retain hosts who share their vehicles in our marketplace, as hosts have other options should they choose to generate income from carsharing, may not be aware of peer-to-peer carsharing, its benefits, or the economic opportunities it provides, or may not be motivated to monetize their vehicles. Hosts may also share their vehicles simultaneously on the marketplaces of our competitors. We compete to attract, engage and retain hosts based on numerous factors, such as ease of access to and use of the app and marketplace, fleet management functions and tools, flexibility of services to match various use cases, the level of revenue yield to hosts, real-time insights from platform and marketplace data, insurance coverage and claims handling, safety, brand recognition and host experience.

We also compete to attract, engage, and retain guests in our marketplace to reserve vehicles shared by hosts. Guests have many travel and mobility options in addition to reserving a vehicle through our platform, including reserving vehicles through a competitor’s platform or directly by a potential host, renting vehicles through traditional car rental companies, using their own vehicle or borrowing a friend’s vehicle, or choosing to use vehicles other than automobiles. We compete for guests based on numerous factors, such as adequacy and quality of car supply, density and proximity of cars to prospective guests, ease of access to and use of the app and marketplace, pricing to guests, insurance coverage, brand recognition and guest experience.

As we and our competitors introduce new offerings and as existing offerings evolve, we expect to become subject to additional competition. In addition, our competitors may adopt certain of our platform features or may adopt innovations that hosts and guests value more highly than ours, which would render our marketplace less attractive and reduce our ability to differentiate our marketplace and platform. Increased competition could result in, among other things, reductions of the revenue we generate through our marketplace, the number of hosts and guests, the frequency of use of our marketplace, and our margins.

In addition, to the extent we are unable to address emerging trends in the automotive industry, new technologies being introduced by OEMs, or shifts in consumer preferences or otherwise anticipate or effectively react to competitive challenges, our business, financial condition, and results of operations could be materially adversely affected.

For all of these reasons, we may not be able to compete successfully. If we lose existing hosts or guests, fail to attract or retain new hosts or guests, fail to provide our hosts and guests with the experience or service they expect from us, or are forced to make pricing concessions as a result of increased competition, our business, financial condition, and results of operations would be adversely affected.

The impact of adverse or changing economic conditions, including the resulting effects on consumer spending, may adversely affect our business, financial condition, and results of operations.

Our business depends on the overall demand for vehicle bookings. Any significant weakening of the economy in the United States or Europe or of the global economy, including the current macroeconomic downturn, more limited availability of credit, economic uncertainty, inflation, financial turmoil affecting the banking system or financial markets, increased unemployment rates, restrictions and reduction in domestic or international travel, fluctuations in the price or availability of gasoline, and other adverse economic or market conditions may adversely impact our business and operating results. Global economic and political events or uncertainty may cause some of our current or potential hosts and guests to curtail their use of our marketplace. In addition, travel has been disproportionately impacted by COVID-19 and may further be disproportionately impacted by a macroeconomic downturn. In response to such downturns, including after the effects of COVID-19 on the economy subside, hosts and guests may not use or spend in our marketplace at rates we expect, thus further reducing demand for vehicle bookings. These adverse conditions, including the macroeconomic downturn caused by COVID-19, have in the past resulted, and could in the future result, in reductions in consumer spending, slower adoption of new technologies, and increased competition. We cannot predict the timing, strength, or duration of any economic slowdown, including the current macroeconomic downturn, or any subsequent recovery generally. In addition, increases in the price of gasoline or overall inflation may cause guests to decrease their travel or choose alternative or lower cost methods of transportation than our offering. Similarly, increasing awareness around the impact of travel on climate change may adversely impact the travel and hospitality industries and demand for our marketplace. If the conditions in the general economy significantly deviate from present levels and continue to deteriorate as a result of COVID-19 or otherwise, our business, financial condition, and results of operations could be adversely affected.

Our restructuring plan and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

On February 1, 2023, the Board approved a restructuring plan to streamline operations and reduce costs to achieve a leaner path to profitability. The restructuring plan includes a reduction in our global headcount by approximately 10%. We also anticipate significantly reducing costs associated with external consultants, professional services providers and vendors for certain software and tools. We have also initiated a new suite of risk management tools to improve revenue yield and reduce the cost of risk during trips booked on the Getaround marketplace. These actions are expected to be substantially completed by the end of 2023. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected cost savings from the restructuring, our business may be harmed. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees. If we are unable to retain our high-performing employees our business , financial condition, and results of operations could be adversely affected.

The COVID-19 pandemic (“COVID-19”) and the impact of actions taken to mitigate COVID-19 have negatively impacted and may continue to negatively impact our business, financial condition, and results of operations.

During the COVID-19 pandemic, governments globally, including those in our markets in the United States and Europe, implemented quarantines, shelter-in-place orders and significant restrictions on travel, and instructed individuals to avoid crowds, which led to an economic downturn and increased market volatility. These restrictions also disrupted the normal operations of businesses like ours that depend on travel and mobility, including commuting, local travel, and business and leisure travel. In particular, we saw a decline in bookings year-over-year from 2019 to 2021. In light of the evolving nature of COVID-19 and the uncertainty it has produced around the world, we do not believe it is possible to predict with precision COVID-19’s cumulative and ultimate impact on our future business operations, liquidity, financial condition, or financial results. The extent of COVID-19’s impact on our business and financial results will depend largely on future developments, including the extent and duration of the spread of COVID-19 both globally and within the United States and our markets in Europe, the efficacy of vaccines against COVID-19 and the speed with which those vaccines are developed and distributed, the emergence of new and potentially more contagious variants of COVID-19, the prevalence of local, national, and international travel restrictions, the impact on capital and financial markets and on the U.S. and global economies, foreign currencies exchange, governmental or regulatory orders that impact our business, and whether the impacts may result in permanent changes to our end-users’ behaviors. To the extent COVID-19 continues to negatively affect our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in these “Risk Factors” or elsewhere in this report or resulting in other effects that are not currently foreseeable.

In response to COVID-19, we implemented and may in the future implement cost reduction measures and have modified our operations to embrace a fully remote working environment. For example, in April 2020, we announced a reduction in our workforce of approximately 120 employees, primarily impacting our customer service, marketing, and city operations teams. Additionally, it is possible that widespread remote work arrangements could have a materially negative impact on our business plans and operations, along with the productivity and availability of key personnel and other employees necessary to conduct our business, and of third-party vendors who perform services critical to our business, or otherwise cause operational failures because of changes to our usual business operations required by COVID-19 and related governmental actions. It is possible that widespread remote work arrangements could have a negative impact on host and guest satisfaction resulting from potential delays or slower than usual response times in receiving assistance from our customer support organization. Remote work arrangements may also result in privacy, cybersecurity and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities regarding COVID-19, may be subject to legal or regulatory change or challenge, particularly as regulatory guidance evolves in response to future developments.

In light of COVID-19, the travel and mobility industries, which we serve, may become subject to enhanced health and hygiene requirements that address future outbreaks, which may increase our costs and those of our hosts and guests. These additional costs may be required by regulators or expected by consumers even after the effects of COVID-19 subside. Moreover, significant unemployment and underemployment in the United States and Europe will continue to have a substantial negative impact on consumer discretionary spending. Even if the economic and operating conditions for our business improve, we cannot predict the long-term effects of COVID-19 on our business or the industries that we serve or the effects of any future public health issues, including epidemics, pandemics and other outbreaks.

Volatility in fuel prices and shortages of fuel may adversely affect our business, financial condition, and results of operations.

We are subject to risks associated with the availability and price of fuel. Fuel prices have fluctuated dramatically over recent years, and have recently spiked. Future fluctuations in the availability and price of fuel could adversely affect our results of operations. Fuel availability and prices can be impacted by factors beyond our control, such as natural or man-made disasters, adverse weather conditions, political events, economic sanctions imposed against oil-producing countries or specific industry participants, disruption or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict, tariffs, sanctions, other changes to trade agreements and world supply and demand imbalance. Because guests must pay for the fuel consumed during the trips booked through our platform, rising fuel prices may reduce the number of trips taken by guests, decrease demand for our marketplace and increase the volume of support requests related to fuel issues that arise in connection with trips booked through our platform. Rising fuel prices may also increase the total cost of car ownership for our hosts, which may in turn deter hosts from sharing the types of vehicles in our marketplace that guests are looking to reserve. Fuel shortages and increases in fuel prices may adversely impact our business, financial condition, and results of operations.

Our marketplace primarily focuses on serving hosts and guests in or near large metropolitan areas, and if our operations in these areas are disrupted, our business, financial condition, and results of operations will be adversely affected.

Our business model and marketplace focus on serving hosts and guests mainly in or near large metropolitan areas within Europe and the United States. Because of our geographic market concentration, our operations are tied to the economic, social, political, regulatory, and climate conditions that affect such metropolitan areas and our ability to offer our marketplace in these areas in a cost-effective manner, or at all, may be adversely affected as a result of such conditions. Events and circumstances that particularly impact large metropolitan areas, such as public health concerns, including COVID-19 and other pandemics/epidemics, natural disasters, infrastructure issues, terrorist attacks and security concerns and economic downturns, could lead to short-term and long-term declines in the desirability to populate such areas or use our marketplace. If we are unable to obtain new licenses or renew existing licenses in the large metropolitan areas where we offer our marketplace, our business, financial condition, and results of operations will be adversely affected.

If the costs required to launch our marketplace in a new market or continue to operate our marketplace in an existing one become more expensive than we have anticipated, we may not be able to launch our marketplace in the new market or continue to operate our marketplace in an existing market.

The costs and resources required to operate our marketplace in any given region, country, state, city, zip code, or other defined market vary across different local markets. Examples of local operating costs include the prices of vehicles suitable for sharing in our marketplace; the price of fuel, parking, tolls, insurance, parts, and vehicle maintenance; marketing and user acquisition costs; the availability of local vendors to support our services; the prices charged by vendors to install and troubleshoot our connected devices;

costs required to comply with insurance, licensing, taxation, and other regulatory requirements; and the prevalence of claims and safety incidents. These costs may vary across markets and fluctuate within each market. Additionally, there is no guarantee that our marketing efforts will generate sufficient supply and demand for a given market, or that the anticipated benefits of our marketing spend will materialize. If the costs required to offer our marketplace in a new market or continue to offer our marketplace in an existing market are too high, we may be prevented from entering the new market or continuing to operate in the existing market, and our business, financial condition, and results of operations would be negatively impacted as a result.

If we do not retain existing hosts or guests, or add new hosts and guests, or if hosts fail to provide an adequate supply of high-quality vehicles, our business, financial condition, and results of operations will be negatively impacted.

Our business depends on hosts sharing their vehicles in our marketplace, maintaining the safety and cleanliness of their vehicles, and ensuring that the descriptions and availability of their vehicles in our marketplace are accurate and up-to-date. These practices are beyond our direct control. If hosts do not share enough vehicles, or if their vehicles are less attractive to guests than vehicles offered by our competitors, our revenue would decline and our business, financial condition, and results of operations would be materially adversely affected.

The number of vehicles shared and the volume of reservations made in our marketplace may also decline based on a number of other factors affecting hosts, including public health and safety concerns, such as COVID-19; economic, social, and political factors; state laws and regulations, or the absence of such laws and regulations, regarding carsharing; the availability and suitability of vehicles shared in our marketplace; the condition and cleanliness of shared vehicles in our marketplace; increased fuel prices or rationing of fuel; insurance coverage issues; our ability to secure sufficient parking locations for vehicles shared in our marketplace; enforcement of local licensure and parking laws, rules, and regulations; concerns about the installation or integration of our hardware into vehicles shared in our marketplace; perceptions of trust and safety on or off our marketplace; eligibility to reserve a shared vehicle in our marketplace; negative reservation outcomes such as automobile accidents, damage to shared vehicles, unlawful or unauthorized use of shared vehicles, and theft or embezzlement of shared vehicles; and our efforts to ensure the quality of hosts and guests, which include removing certain hosts and guests from our marketplace for failing to follow our terms of service and accompanying policies.

Hosts are not required to make their vehicles available in our marketplace for a minimum sharing period or number of reservations, and they may choose to cancel reservations made by guests. Hosts may choose not to share their vehicles in our marketplace if we cannot generate sufficient demand for their vehicles. Hosts may also use our technology to replicate the experience offered by our marketplace on competing platforms without sharing their vehicles with us. While we continue to invest in tools and resources to support hosts, including those for our Powerhosts, these investments may not be as attractive to hosts as those developed by our competitors, and hosts may not share their vehicles in our marketplace as a result. We believe that many hosts rely on the earnings generated from sharing their vehicles in our marketplace to help offset any leasing, financing, parking, registration, maintenance, and repair costs of those vehicles. If the earnings made by hosts in our marketplace do not sufficiently offset the costs of owning, maintaining or sharing their vehicles, we may not be able to retain hosts.

Failure to compensate hosts for loss or damages to their shared vehicles incurred during reservations made through our marketplace or dissatisfaction with the claims process may result in our inability to retain such hosts. Additionally, the personal automobile insurance companies insuring the cars that hosts share in our marketplace may deny coverage for claims or decline to renew automobile insurance policies issued to hosts, based on incidents involving shared vehicles or carsharing procedures followed by hosts (such as placing car keys inside vehicles), while hosts’ vehicles are being shared in our marketplace.

Hosts have in the past experienced and may in the future continue to experience issues raised by their personal automobile insurance companies regarding the sharing of their vehicles in our marketplace. Specifically, it is possible for a personal automobile insurance company to deny a claim submitted by a host, even if the loss that gave rise to the claim was not incurred during a trip booked through our platform. Such denials may be more likely if a host followed procedures prescribed by our marketplace, such as leaving vehicle keys inside a shared vehicle. It is also possible for personal automobile insurance companies to decline to renew automobile insurance policies because the vehicles covered by those policies are shared in our marketplace. While there are laws in some states that prohibit personal automobile insurance companies from taking such actions based on the sharing of a vehicle in our marketplace, we are unable to control the ultimate outcome of claims filed by hosts with their personal automobile insurance companies. Hosts whose personal automobile insurance claims are denied, or whose personal automobile insurance policies are not renewed, may be deterred from sharing additional vehicles in our marketplace, and they may remove their existing shared vehicles from our marketplace. As a result, our business, financial condition, and results of operations may be negatively impacted.

In addition, our business depends on guests reserving trips on our platform. If we fail to retain existing guests because they elect to use a competitor’s platform, or if we are unable to sustain growth in the level of revenue yield for hosts or attract new guests to our marketplace, our business, results of operations, reputation, and financial condition would be adversely affected. A decrease in the number of guests or reduction in the level of revenue yield for hosts may also result in host attrition if hosts are unable to realize sufficient value from sharing their vehicles in our marketplace. Maintaining a balance between supply and demand, and between hosts and guests in any given area at any given time, along with our ability to execute operationally may be more important to service quality than the absolute size of our marketplace.

If our platform, including searching for vehicles and completing the reservation and payment process, is not easy to use, or if improvements to our platform experience are not successful, or if guests are dissatisfied with our account creation or verification processes, we may not be able to retain or attract guests to our marketplace.

Our business also depends on guests reserving the vehicles shared in our marketplace. Guests are not required to make a minimum number of reservations, and they may choose to cancel existing reservations. Guests have in the past, and may in the future choose not to use our marketplace for a variety of reasons such as: being required to have an account with Facebook, Google, Apple or another third-party service for identity verification purposes; being requested to respond to our account verification processes; experiencing difficulty with searching our marketplace for shared vehicles; being unable to locate a suitable shared vehicle; being unable to book the desired trip because of price or other payment-related concerns; being unable to locate the shared vehicle at the start of a reservation; experiencing a negative customer support interaction or outcome; experiencing a negative reservation outcome; and being prevented from booking reservations because of violations of our terms of service and accompanying policies. If we cannot attract and retain guests in a cost-effective manner, or at all, our business, financial condition, and results of operations would be materially adversely affected.

Our growth prospects and our revenue are dependent on our hosts, and if we do not retain these hosts, our business, financial condition, and results of operations may be negatively impacted.

Our investments in our host community and in tools to assist these hosts may not be successful in growing or maintaining the number of hosts and vehicles in our marketplace. In addition, hosts may not participate in our market place if we cannot attract prospective guests to our marketplace and generate trip bookings from a large number of guests or if there is over-saturation of hosts in a particular area that causes downward pressure on the prices that hosts are able to charge. If we do not retain these hosts, our operations in certain markets and revenue from those markets may be jeopardized, and our business, financial condition, and results of operations may be negatively impacted as a result. A significant majority of our overall revenue depends on a large number of hosts who share multiple vehicles in our marketplace. We refer to hosts with three or more cars in our market place as Powerhosts. For the year ended December 31, 2022, cars shared by Powerhosts represented over 70% of our Gross Booking Value (“GBV”); however, the amount of and the percentage of GBV represented by these hosts varies from period to period, sometimes significantly. Other than sharing three or more cars, the principal reason Powerhosts are an important part of our business is it is easier to increase the supply of cars on our platform by encouraging existing hosts to add additional cars, rather than to attract new hosts to add their first car. Additionally, certain Powerhosts may provide a significant portion of the vehicles for a given market.

The manufacture, installation and operation of the Getaround Connect IoT devices is highly dependent upon third party suppliers, service providers and networks, including sole source component suppliers who have been impacted by COVID-19, the global parts shortage and supply chain disruption.

We depend on third party service providers to supply the electronic components used in the manufacturing of our proprietary Getaround Connect IoT devices. We also rely on third-party contract manufacturers to build and assemble our Connect IoT devices. In addition, we rely on third-party service providers and networks that install our Connect IoT devices into the vehicles shared in our marketplace. Our hardware and its components are supplied to us under short-term purchase orders submitted to our contract manufacturer. The growth of our business will depend on our ability to manage our supply chain to manufacture and deliver our hardware devices at scale, with which we have limited experience. On occasion, our suppliers have not been able to deliver the quantities of Connect IoT devices, wiring, and components that we require, without adding significant lead time or cost increases. Our inability to secure sufficient quantities of Connect IoT devices, including as a result of the inability by such third-party suppliers to obtain the necessary components, labor, or financial resources because of pandemics/epidemics, natural disasters, labor disputes or other supply chain issues, could restrict our growth by preventing the increase of connected cars on our platform. If any of our relationships with our suppliers are interrupted or terminated, we could experience a shortage of Connect IoT devices. Developing alternate sources of supply for our Connect IoT devices or changing our design may be difficult, time-consuming, and costly.

In particular, beginning in the first half of 2020, the global parts shortage and supply chain disruptions negatively impacted our supply of Connect IoT devices. The supply of certain chips and other components needed to manufacture our devices has been limited since 2020, and there are often no alternative sources for these chips and other components. We have adapted to the shortage by holding more Connect IoT devices, securing key components through alternate channels, updating the design of our Connect IoT device with different components, as well as collecting, recycling and refurbishing Connect IoT devices that were previously installed into shared vehicles; however, if the current parts shortage and related economic factors affecting us and the broader automotive industry are not resolved, our available supply of Connect IoT devices may become exhausted, and we will not be able to add new connected cars to our platform. As a result, the growth of our marketplace would be severely limited, and our business, financial condition, and results of operations would be materially adversely affected.

The availability of vehicles suitable for our marketplace has been negatively impacted by COVID-19, the global semiconductor supply chain shortage, limited inventory of (and historically high prices for) new and used vehicles, and other economic factors affecting the automobile and transportation industries.

Beginning in the third quarter of 2020, the supply of vehicles suitable for our marketplace has been negatively impacted by COVID-19, the global semiconductor supply chain shortage and related economic factors affecting the automotive industry. The shortage has reduced the manufacturing output and new vehicle inventory of OEMs, which has in turn increased prices for used cars in a significant manner. As a result, it has become more expensive for existing hosts to add eligible vehicles to our marketplace, and prospective hosts may be more hesitant to share their vehicles with us. Furthermore, given the historically high prices for used vehicles, existing hosts may be more likely to sell their vehicles than continue to make them available for reservation in our marketplace. We have adapted to the shortage by incentivizing existing and prospective hosts to share their cars in our marketplace; however, if the current shortage and related economic factors affecting the automotive industry are not fully resolved, our supply of suitable vehicles will be exhausted, and we will not be able to add new vehicles to our marketplace. As a result, the growth of our marketplace would be severely limited, and our business, financial condition, and results of operations would be materially adversely affected.

Our efforts to minimize the likelihood and impact of adverse cybersecurity incidents and to protect data and intellectual property may not be successful and our business, manufacturing operations and reputation could be negatively affected by a cyberattack, security incident or other disruptions.

We are at risk for interruptions, outages and breaches of: operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; the integrated software and firmware in our Connect IoT devices; or customer or guest data that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, guests or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our lidar solutions. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception.

The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although we maintain information technology measures designed to protect us against intellectual property theft, data breaches and other cyber incidents, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of these systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our solutions, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned.

If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

A significant cyber incident could impact production capability, harm our reputation, cause us to breach our contracts with other parties or subject us to regulatory actions or litigation, any of which could materially affect our business, prospects, financial condition and operating results. In addition, our insurance coverage for cyber-attacks may not be sufficient to cover all the losses we may experience as a result of a cyber incident.

Host, guest, or other third-party actions that are criminal, violent, inappropriate, dangerous, or fraudulent, may undermine the safety or perception of safety of our marketplace, along with our ability to attract and retain hosts and guests, which could subject us to liability, increase our operating costs, and adversely affect our brand, reputation, business, financial condition, and results of operations.

We have not in the past and may not in the future independently verify the safety, suitability, location, quality, compliance with our policies, and legal compliance of all of the vehicles shared in our marketplace by hosts or the suitability of vehicles shared in our marketplace for individual guests. In the limited circumstances where we have undertaken or may undertake the verification or screening of certain aspects of descriptions of vehicles shared in our marketplace, the scope of such processes may be limited and rely on, among other things, information provided by hosts and guests, which may be inaccurate or incomplete, and the ability of our internal teams or third-party vendors to adequately conduct such verification or screening practices. We have implemented policies to respond to issues reported by hosts and guests regarding vehicles shared in our marketplace, but not all issues may be reported to us, and no assurance can be given that our customer support team has taken the requisite actions to address any issues in accordance with our policies. In addition, our policies may not contemplate or sufficiently address certain safety risks posed by vehicles shared in our marketplace or individual hosts or guests, including whether shared vehicles are subject to safety recalls, and our policies are not designed to identify legal, quality, and safety issues that may occur after initial sign-up.

We have no control over, or ability to predict, the actions of our users and other third parties, such as passengers, either during a reservation or otherwise, and we may not be able to protect or provide a safe environment during reservations for hosts or guests as a result of certain actions by hosts, guests, and other third parties. The actions of hosts, guests, and other third parties have resulted and can further result in fatalities, injuries, fraud, invasion of privacy, property damage, discrimination, and brand and reputational damage, which have created and could continue to create potential legal or other substantial liabilities for us. These incidents may subject us to liability, which would increase our operating costs and materially and adversely affect our business, results of operations, and financial condition.

We do not verify the identity of hosts or ownership of the vehicles shared in our marketplace, other than requiring hosts to provide documentation of ownership upon our request. Some of our hosts may share or have shared vehicles in our marketplace in violation of their lease or financing agreements or personal automobile insurance policies, or in violation of applicable state restrictions on subleasing. Hosts have in the past, and may in the future, share vehicles located on private or governmental property without the authorization of the property owner. In the absence of a court order or contractual obligation, we do not verify that parking locations for shared vehicles are authorized by property owners. We do not screen vehicles for compliance with state vehicle inspection requirements or whether they are legally registered to be driven on public roads, and it is possible that some of our hosts may share or have shared vehicles in our marketplace that fail to meet basic safety or legal requirements for a vehicle. Even if we detect and ban such vehicles or hosts from our marketplace, we may fail to detect if the host re-shares the vehicle or rejoins our marketplace.

Our identity verification processes for guests focus on confirming that the drivers’ license records of new guests meet our eligibility requirements. These processes rely on, among other things, information provided by users and supplemented by state motor vehicle records, and our ability to validate that information and the effectiveness of third-party service providers that support our verification processes may be limited. In addition, we do not currently, and may not in the future, require users to re-verify their identities following their successful completion of the initial verification process. We do not screen or verify third parties such as passengers who may be present during a reservation made through our platform. We do not run criminal background checks on hosts, guests or other third parties, and there can be no assurances that our identity verification measures will significantly reduce criminal or fraudulent activity in our marketplace.

If hosts, guests, or other third parties use our marketplace to engage in criminal activity or fraudulent, negligent, or inappropriate conduct, users may not consider our marketplace and platform to be safe. Such conduct has prompted, and may in the future prompt, negative media coverage or regulatory inquiries into our marketplace policies and business practices. In addition, claims may be asserted against us by hosts, guests, and third parties for compensation for incidents caused by other hosts, guests, or third parties while using our marketplace. Incidents relating to the use of our marketplace have included:

•
shootings, fatalities, and other criminal or violent acts in which vehicles shared in our marketplace have been involved;
•
hosts and guests engaging in criminal, fraudulent, threatening, or unsafe behavior and other misconduct against other hosts, guests, employees, contractors, and other third parties while using our marketplace;
•
thefts of vehicles shared in our marketplace, committed by guests and other third parties, which have caused substantial property damage or total losses to those vehicles, or misrepresentations by guests concerning the purpose of their reservations, which have resulted in vehicles shared in our marketplace being used for unauthorized or inappropriate conduct, including drug-related activities, human trafficking, and other criminal activities;

•
traffic accidents, deaths, injuries, or other incidents caused by guests, hosts, or other third parties while using our marketplace, or even when guests, hosts, or other third parties are not actively using our marketplace;
•
fraudulent or intentionally misleading requests for refunds, reimbursements, and other payments so as to circumvent or manipulate our user policies;
•
circumvention and manipulation of our systems by users with connected or duplicate accounts so as to evade account restrictions or engage in fraud or other misconduct;
•
the creation of fake guest accounts, fake host accounts, or both, to perpetrate financial fraud; and
•
instances of hosts or guests mistakenly or unintentionally providing malicious third parties with access to their accounts, which have allowed those third parties to take advantage of hosts and guests.

In addition, certain regions where we operate have higher rates of violent crime or property crime, which can lead to more safety and security incidents such as increased rates of damage or theft of vehicles shared in our marketplace, which may adversely impact the usage of our marketplace in those regions and elsewhere.

Our third-party insurance coverage, which is subject to certain conditions and exclusions, may be inadequate to fully cover alleged claims of liability, investigation costs, defense costs, indemnification, and payouts. Even if these claims do not result in liability, we will incur significant time and cost in investigating and defending against them. As we expand our products, offerings, and areas in which our products and offerings are available, the frequency or severity of incidents may increase and our overall financial exposure may grow.

Measures taken to improve the safety of our marketplace and our reputation may cause us to incur significant expenditures and may not be successful.

We have taken and continue to take measures to improve the safety in our marketplace and our reputation, combat fraudulent activities and other misconduct, and improve community trust, such as requiring identity and driving record information from guests, removing descriptions of vehicles shared in our marketplace that are reported to us as being inaccurate, and removing hosts and guests who fail to comply with our policies. Some of these measures may reduce usage of our marketplace by increasing the number of steps required to share a vehicle or make a reservation. Implementing these measures has caused and will continue to cause us to incur significant operating expenses and may result in fewer vehicles shared in our marketplace, decreased reservation volume, and reduced host and guest retention. These measures may not significantly reduce criminal or fraudulent activity in our marketplace, or be sufficient to protect our brand and reputation.

Furthermore, the community guidelines we have implemented to reduce such risks to our business may not always be followed by or effectively enforced against all members of our community. For example, although our software application provides messaging functionality for hosts and guests to correspond regarding reservations without disclosing their personal contact information, hosts and guests may nonetheless choose to share such contact information to enable the exchange of telephone calls, text messages, electronic mail, or messages via third-party software applications. Additionally, while we require hosts to adhere to our policies, we cannot prevent hosts from attempting to impose their own policies on guests, including specifying separate reservation fees and charges, or requesting to view or photograph the driver’s licenses of guests who have reserved vehicles shared in our marketplace. Failure by hosts and guests to follow our community guidelines or our failure to enforce them may result in claims against us or our hosts and guests. Enforcement of our policies against hosts and guests, as well as hosts or guests affected by ineffective enforcement or understanding of our community guidelines, may decrease their usage of our marketplace.

We have implemented processes to address the use of vehicles shared in our marketplace during COVID-19. In particular, we have published and communicated reservation and cleaning guidelines for guests and hosts that are intended to help prevent transmission of COVID-19 and other highly infectious diseases. Individual guests and hosts are responsible for observing these guidelines, and we are unable to control or verify adherence to the guidelines. Following our guidelines may cause guests and hosts to incur additional expenses, which may reduce the attractiveness of our marketplace and the number and availability of vehicles shared in our marketplace. Additionally, our guidelines may not be successful in preventing the transmission of COVID-19 or other highly infectious diseases. Cases of suspected COVID-19 exposure or infection during reservations have been reported to us. If hosts or guests believe that reservations in our marketplace increase their risk for contracting COVID-19 or other highly infectious diseases, our business and reputation could be adversely affected, and we could face legal claims against us.

We expect the costs of our insurance policies to continue to grow, and if our insurance coverage is insufficient for the needs of our business or our insurance providers fail to pay on our insurance claims, or if insurers are no longer willing to provide insurance to us specifically or car-sharing marketplaces generally, on acceptable terms or at all, our business, financial condition and results of operations could be adversely affected.

We use a combination of third-party insurance and retained risk to cover various business and operations-related risks, including coverage for both hosts and guests during reservations booked in our marketplace, as well as general business liability, workers’ compensation, cyber liability and data breaches, crime, directors’ and officers’ liability, and property insurance. Our business, financial condition, and results of operations would be adversely affected if:

•
our cost per claim, premiums or the number of claims significantly exceeds our expectations;
•
we experience a claim in excess of our coverage limits;
•
our insurance providers become insolvent or otherwise fail to pay on our insurance claims;
•
we experience a claim for which coverage is not provided;
•
the number of claims under our deductibles or retentions exceeds historic averages; or
•
we are unable to reduce our claims cost per mile below our historical averages.

Our overall spend on insurance has increased as our business has grown and losses from covered claims have increased. Premiums have increased as a result, and we have experienced and expect to continue to experience increased difficulty in obtaining appropriate policy limits and levels of coverage at a reasonable cost and with reasonable terms and conditions. We do not have sufficient coverage for certain catastrophic events, including certain business interruption losses, such as those resulting from COVID-19. Furthermore, as our business continues to develop and diversify, we may experience difficulty in obtaining insurance coverage for new and evolving offerings and tiers, which could require us to incur greater costs.

We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any related estimable expenses, and we periodically evaluate and, as necessary, adjust our insurance reserves as our experience develops or new information is learned. Our insurance reserves account includes unpaid losses, loss adjustment expenses for risks, and other associated expenses. These amounts are based on third-party actuarial estimates, historical claim information, and industry data. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective, and speculative. While these reserves are believed to be adequate, our ultimate liability could be in excess of our reserves.

Insurance claims reserves and accruals may be inadequate and could adversely affect our business, results of operations and financial condition.

Insurance claim costs cannot be fully predicted, and reserves for expected costs within our deductible retention or under our contractual reimbursement contracts as part of a protection plan may be inadequate for losses. Claims frequency may change, the severity of the claims may be different than expected, and changes in our ability to collect amounts due from guests or insurance companies via subrogation may lead to adverse development of claim reserves or shortfalls in accrued amounts, any of which could adversely affect our business, results of operations, and financial condition.

Our community experience support function is critical to the success of our marketplace, and any failure to provide high-quality service could affect our ability to retain and attract hosts and guests

Meeting the customer experience expectations of our hosts and guests requires investing significant time and resources in staffing, technology, including automation and machine learning to improve efficiency, infrastructure, policies, and customer experience tools. The vast majority of our customer support is performed by a limited number of third-party service providers who provide services to us as independent contractors. The number of hosts and guests in our marketplace has grown significantly, and we have in the past experienced and may in the future experience backlog incidents that lead to substantial delays or other issues in responding to requests for customer support.

When a host or guest has a poor experience in our marketplace or with our platform, we may issue refunds or coupons for future reservations. Such refunds and coupons, as well as payouts for property damage claims under our claims program, are generally treated as a reduction to revenue. A robust customer experience effort is costly, and we expect such cost to continue to rise in the future as we grow our business.

Maintaining and enhancing our brand and reputation is critical to our growth, and negative publicity could damage our brand and harm our ability to compete effectively.

Our brand and our reputation are among our most important assets. Maintaining and enhancing our brand and reputation is critical to our ability to attract and retain hosts, guests, and employees, to compete effectively, to maintain and improve our standing in the communities where our hosts operate, including our standing with community leaders and regulatory bodies, and to mitigate legislative or regulatory scrutiny, litigation, and government investigations. We are heavily dependent on the perceptions of hosts and guests who use our marketplace to help make word-of-mouth recommendations that contribute to our growth.

Any incident, whether actual or rumored to have occurred, involving the safety or security of shared vehicles, hosts, guests, or other members of the public, fraudulent transactions, or incidents that are mistakenly attributed to Getaround, and any media coverage resulting therefrom, could create a negative public perception of our marketplace, which would adversely impact our ability to attract hosts and guests. In addition, when hosts or guests believe they have been adversely affected by our policies or practices, their perception of the value of our marketplace is adversely impacted and may cause hosts and guests to not use our marketplace in the future. We have been the subject of media reports, social media posts, blogs, and other forums that contain allegations about our business or activity in our marketplace that sought or created negative publicity.

In addition, our brand and reputation could be harmed if we fail to act responsibly or are perceived as not acting responsibly, or fail to comply with regulatory requirements as interpreted by certain governments or agencies thereof, in a number of other areas, such as safety and security, data security, privacy practices, provision of information about users and activities in our marketplace, non-discrimination, claims management and insurance, and support for local communities.

We rely on traffic to our marketplace to generate revenue, and if we are unable to drive traffic cost-effectively, it would materially adversely affect our business results of operations, and financial condition.

Promoting awareness of our marketplace is important to our ability to drive traffic to our marketplace and grow our business. Our marketing efforts have included referrals, partnerships, display advertising, billboards, radio, video, social media, email, mobile “push” communications, and search engine marketing. Our marketing initiatives may become increasingly expensive and generating a meaningful return on these initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, any increase may not offset the additional marketing expenses we incur. If our marketing efforts to help grow our business are not effective, our business, financial condition, and results of operations would be adversely affected.

In addition, driving traffic to our marketplace depends, in part, on our ability to attract consumers through unpaid placement within search results on search engines like Google. The number of consumers we attract to our marketplace from search engines is due in large part to how and where our website or app ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently. For example, a search engine may change its ranking algorithms, methodologies, or design layouts. As a result, links to our website or app may not be prominent enough to drive traffic to our website or app, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also expand or add new paid advertising placements for keywords that would reduce our market visibility to prospective hosts and guests. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of consumers directed to our marketplace from search engines could adversely affect our business, financial condition, and results of operations.

Moreover, as guests increase their booking activity across multiple carsharing marketplaces, or compare offerings across marketplaces, our marketing efficiency and effectiveness may be adversely impacted. In response, we may increase our sales and marketing expenditures in the future, which may not be offset by additional revenue, and could materially adversely affect our business, results of operations, and financial condition.

We may rely on strategic partners, such as OEMs and ridesharing apps, and any failure to maintain these relationships could harm our business.

We have in the past, are currently engaged in, and may in the future collaborate with OEMs of vehicles manufactured with connected car technology to integrate our platform with the software installed in these vehicles. These collaborations consist of researching, developing and testing the ability of our products and services to be offered directly through the infotainment systems of OEM connected cars. We cannot be certain that these collaborations will prove successful, or that even if they are successful, the collaborations will yield commercially viable products or services. If our efforts are unsuccessful or unable to be commercialized, our business and prospects could be negatively impacted.

We also have a Vehicle Solutions Agreement with Uber, pursuant to which vehicles in our marketplace are available to Uber drivers within the Uber app, however Uber may terminate the agreement for convenience with sixty (60) days’ notice and there is no guarantee this business relationship will create meaningful revenue for us. This strategic partnership may not succeed for a variety of reasons, some of which may not be within our control, including if Uber terminates the agreement or does not prioritize our platform, or if we do not make vehicles in our marketplace available to Uber drivers at sufficiently attractive rates to generate meaningful revenue for Uber drivers.

We face risks related to safety recalls affecting vehicles shared in our marketplace and may face liability for damage or injuries resulting from our failure to comply with such safety recalls.

Vehicles shared in our marketplace may be subject to safety recalls by their manufacturers, which could have an adverse impact on the number of shared vehicles available for reservation. We may be required to notify hosts of safety recalls that affect vehicles they have shared in our marketplace and remove those vehicles from our marketplace until hosts can arrange for the repairs described in the recalls to be completed. As such, recalls can increase our costs, negatively impact our revenues and reduce our marketplace utilization. Depending on the nature and severity of any recall, it could create customer service problems, harm our reputation, and materially adversely impact our business, financial condition, and results of operations. In addition, if we fail to notify hosts of safety recalls or remove shared vehicles affected by those recalls from our marketplace, we could face governmental inquiries and liability claims as a result.

Carsharing is a relatively new business model and the historical rate of adoption and our associated growth in our current markets may not be representative of future rates of adoption or future growth in other markets.

Carsharing in general, and peer-to-peer carsharing in particular, is a relatively new business model without abundant historical data regarding rates of adoption or growth, or corresponding results of operation or financial performance. Because of the relatively recent adoption of peer-to-peer carsharing as a business model, our growth rate and rates of adoption of our business model in our current markets may not represent typical or expected future rates of adoption or growth. As mentioned elsewhere in these risk factors, peer-to-peer-carsharing is subject to a variety of economic, technological, and regulatory developments, any of which can cause our financial condition and results of operation to fluctuate beyond historical averages or trends.

Our business depends on attracting and retaining capable management and employees, and the loss of any key personnel could negatively impact our business, financial condition, and results of operations.

Our success depends in large part on our ability to attract and retain high-quality management and employees. Our founders and other members of our senior management team, including our Chief Executive Officer, Sam Zaid, as well as other employees, may terminate their employment with us at any time, which could materially adversely affect our business, financial condition, and results of operations.

As we continue to grow, we cannot guarantee that we will be able to attract and retain the personnel we need. Our business requires highly skilled technical, engineering, design, product, data analytics, marketing, business development, and community support personnel, including executive-level employees, who are in high demand and are often subject to competing offers. Competition for qualified employees and executive-level employees is intense in our industry and particularly in San Francisco, Paris and Oslo, where our regional headquarters are located, and other jurisdictions where we operate.

To attract and retain key personnel, we use various measures, including referencing cash compensation standards and offering an equity incentive program. As we continue to mature, the incentives to attract, retain, and motivate employees provided by our programs or by future arrangements may not be as effective as in the past, particularly if similarly situated businesses offer more competitive incentives. As a result, it may be difficult for us to continue to retain and motivate these employees, and the value of their holdings could affect their decisions about whether or not they continue to work for us. Our ability to attract, retain, and motivate employees may be adversely affected by declines in our stock price. If we issue significant equity to attract employees or to retain our existing employees, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted.

If we cannot maintain our corporate culture, we could lose the innovation, collaboration and focus on the mission that contribute to our business.

Our company culture emphasizes innovation, collaboration, and collective focus on our business, financial, and operational goals. Our culture has contributed to the growth of our business and marketplace. Failure to maintain our corporate culture could cause us to lose focus of our objectives and key results, and such a failure may result from the continued need to operate in a fully remote working environment, as well as from employee attrition in general. Changes to (or erosion of) our corporate culture could negatively impact our business, financial condition, and results of operations.

We may not be able to effectively manage the risks presented by our business model internationally.

As of December 31, 2022, our platform supports approximately 1.8 million unique guests in over 1,000 cities across 8 countries. In addition to our headquarters in San Francisco, California, we also have regional offices in Paris, France and Oslo, Norway, and we have 283 employees worldwide as of December 31, 2022. We expect to continue to make investments to expand our international operations. Managing a global organization is difficult, time consuming, and expensive, and requires significant management attention and careful prioritization, and any international expansion efforts that we may undertake may not be successful.

In addition, conducting international operations subjects us to risks, which include:

•
operational and compliance challenges caused by distance, language, and cultural differences; the cost and resources required to localize our marketplace and platform, which often requires the translation of our marketplace into foreign languages and adaptation for local practices and regulatory requirements; unexpected, more restrictive, differing, and conflicting laws and regulations, including those laws governing Internet activities, travel, mobility, driving, taxes, licensing, payments processing, messaging, marketing activities, registration and verification of hosts and guests, ownership of intellectual property, content, data collection and privacy, security, data localization, data transfer and government access to personal information, and other activities important to our business;
•
uncertainties regarding the interpretation of national and local laws and regulations, uncertainty in the enforceability of legal rights, and uneven application of laws and regulations to businesses, in particular U.S. companies;
•
competition with companies that understand local markets better than we do, or that have a local presence and pre-existing relationships with potential hosts and guests in those markets;
•
differing levels of social acceptance of carsharing, our brand, and offerings;
•
legal uncertainty regarding our liability for the listings, the services, and content provided by hosts, guests, and other third parties;
•
uncertain resolutions of litigation or regulatory inquiries;
•
variations in payment forms for hosts and guests, increased operational complexity around payments, and inability to offer local payment forms like cash or country specific digital forms of payment;
•
lack of familiarity and the burden of complying with a wide variety of U.S. and foreign laws, legal standards, and regulatory requirements, which are complex, sometimes inconsistent, and subject to unexpected changes;
•
potentially adverse tax consequences, including resulting from the complexities of foreign corporate income tax systems, value added tax (“VAT”) regimes, tax withholding rules, vehicle excise taxes, vehicle rental taxes, sales and use taxes and other indirect taxes, tax collection or remittance obligations, and restrictions on the repatriation of earnings;
•
difficulties in managing and staffing international operations, including due to differences in legal, regulatory, and collective bargaining processes;
•
fluctuations in currency exchange rates, and in particular, decreases in the value of foreign currencies relative to the U.S. dollar;
•
regulations governing the control of local currencies and impacting the ability to collect and remit funds to hosts in those currencies or to repatriate cash into the United States;
•
oversight by foreign government agencies whose approach to privacy or human rights may be inconsistent with that taken in other countries;
•
increased financial accounting and reporting burdens, and complexities and difficulties in implementing and maintaining adequate internal controls in an international operating environment;
•
political, social, and economic instability abroad, terrorist attacks, and security concerns in general;
•
operating in countries that are more prone to crime or have lower safety standards;
•
operating in countries that have higher risk of corruption; and
•
reduced or varied protection for our intellectual property rights in some countries.

The failure to successfully execute and integrate acquisitions and the different products and services associated with such acquisitions could negatively impact our business, financial condition, and results of operations.

We have acquired multiple businesses, including our April 2019 acquisition of Getaround SAS (formerly, Drivy SAS) and our June 2019 acquisition of Getaround Norge AS (formerly, Nabobil.no AS) and our May 2023 acquisition of certain assets and liabilities of HyreCar, Inc. related to the operation of its peer-to-peer car sharing business, and we regularly evaluate potential acquisitions. We may expend significant cash or incur substantial debt to finance such acquisitions, which indebtedness could result in restrictions on our business and significant use of available cash to make payments of interest and principal. In addition, we may finance acquisitions by issuing equity or convertible debt securities, which could result in further dilution to our existing stockholders. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs, as well as create the potential for confusion among our hosts and guests. For example, we operate two distinct marketplaces in North America on the one hand, and Norway and the European Union on the other hand, and there are risks associated with keeping our marketplaces distinct or integrating them into a single marketplace. If we fail to evaluate and execute acquisitions successfully, our business, financial condition, and results of operations could be materially adversely affected.

Acquisitions involve numerous risks, including the following:

•
difficulties in integrating and managing the combined operations, technology platforms, or offerings of the acquired companies and realizing the anticipated economic, operational, and other benefits in a timely manner, which could result in substantial costs and delays, and failure to execute on the intended strategy and synergies;
•
failure of the acquired businesses to achieve anticipated revenue, earnings, or cash flow;
•
diversion of management’s attention or other resources from our existing business;
•
our inability to maintain the key customers, business relationships, suppliers, and brand potential of acquired businesses;
•
uncertainty of entry into businesses or geographies in which we have limited or no prior experience or in which competitors have stronger positions;
•
unanticipated costs associated with pursuing acquisitions or greater than expected costs in integrating the acquired businesses;
•
responsibility for the liabilities of acquired businesses, including those that were not disclosed to us or exceed our estimates, such as liabilities arising out of the failure to maintain effective data protection and privacy controls, and liabilities arising out of the failure to comply with applicable laws and regulations, including tax laws;
•
difficulties in or costs associated with assigning or transferring to us or our subsidiaries the acquired companies’ intellectual property or its licenses to third-party intellectual property;
•
inability to maintain our culture and values, ethical standards, controls, procedures, and policies;
•
challenges in integrating the workforce of acquired companies and the potential loss of key employees;
•
challenges in integrating and auditing the financial statements of acquired companies, including as a result of their not having historically prepared financial statements in accordance with United States generally accepted accounting principles (“GAAP”); and
•
potential accounting charges to the extent goodwill and intangible assets recorded in connection with an acquisition, such as trademarks, customer relationships, or intellectual property, are later determined to be impaired and written down in value.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results in a timely manner, which may result in a material misstatement of our annual or interim consolidated financial statements.

We have identified material weaknesses in our internal control over financing reporting and these material weaknesses could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Prior to the Business Combination, Legacy Getaround was a private company with limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures, and, as previously disclosed, had identified material weaknesses in its internal control over financial reporting that resulted from a lack of proper segregation of duties relating to access controls and risk assessment process and lack of documentation for management review controls. In connection with the audit of our consolidated financial statements for the year ended December 31, 2022, we and our independent registered public accounting firm identified material weaknesses (including the previously identified material weaknesses) in our internal control over financial reporting. In particular, these material weaknesses result from lack of proper segregation of duties relating to access controls and risk assessment process and lack of documentation for management review controls. We cannot assure you that any measures we may take in the near future will be sufficient to remediate these material weaknesses or avoid potential future material weaknesses. In addition, we may suffer adverse regulatory or other consequences, as well as negative market reaction, as a result of any material weaknesses, and we will incur additional costs as we seek to remediate these material weaknesses.

Legacy Getaround identified material weaknesses in its internal control over financial reporting, which relate to: (a) its risk assessment process; (b) lack of segregation of duties, and (c) lack of documentation for management review controls. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. These deficiencies could result in material misstatements to our consolidated financial statements that could not be prevented or detected on a timely basis.

The management of Legacy Getaround concluded that these material weaknesses in its internal control over financial reporting were due to the fact that it was a private company with limited resources and did not yet have the necessary business processes and related internal control formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee its business processes and controls surrounding risk assessment, segregation of duties and accuracy of accruals. The management team is in the process of developing and implementing a remediation plan based on the advice of reputable third-party consultants engaged by the Company in connection with this effort. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate.

If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Because we recognize revenue over trip duration instead of upon booking, upticks or downturns in bookings are not immediately reflected in our results of operations.

We recognize revenue over trip duration. The effect of significant upticks or downturns in trip bookings in a particular quarter may not be fully reflected in our results of operations until future periods because of this timing in revenue recognition. We issue refunds to guests as part of our customer support activities in the form of cash or travel credits applied to future trip bookings, which we account for as consideration paid to a guest and which results in a reduction of revenue.

Certain of our performance and operational metrics may not accurately reflect certain details of our business, are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We track certain performance and operational metrics with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose, or our estimates of our category position. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business or perceived to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be negatively impacted.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We carry a significant amount of goodwill and identifiable intangible assets on our consolidated balance sheet, which exposes us to the risk of significant impairments. We assess goodwill and indefinite-lived intangible assets for impairment each year, or more frequently if circumstances suggest an impairment may have occurred. We may determine that an impairment exists due to a variety of circumstances, such as deterioration in the performance of our business or services, adverse market conditions and changes in the competitive landscape. Furthermore, we have a significant amount of identifiable intangible assets and fixed assets that could also be subject to impairment. We may never realize the full value of our goodwill and intangible assets, and if we determine that a significant impairment has occurred in the value of our unamortized intangible assets or fixed assets, we could be required to write off a portion of our assets, which could negatively impact our business, financial condition, and results of operations.

Significant portions of our revenue and expenses are denominated in foreign currencies, and our financial results are exposed to changes in foreign exchange rates.

A significant portion of our business is denominated and transacted in foreign currencies, which subjects us to foreign exchange risk. Generally speaking, U.S. dollar strength adversely impacts the translation of the portion of our revenue that is generated in foreign currencies into the U.S. dollar. Our results of operations could also be negatively impacted by a strengthening of the U.S. dollar since a large portion of our costs are U.S. dollar denominated. While we may choose to enter into transactions to hedge portions of our foreign currency translation and balance sheet exposure in the future, it is impossible to predict or eliminate the effects of foreign exchange rate exposure. Strengthening of the U.S. dollar could negatively impact our results of operations and financial condition.

Our debt obligations contain restrictions and limitations that could significantly impact our ability to operate our business.

In connection with the Business Combination, we issued $175.0 million aggregate principal amount of convertible senior secured notes (the “Convertible Notes”) pursuant to a convertible note subscription agreement, dated as of May 11, 2022 (the “Convertible Notes Subscription Agreement”). The indenture governing the Convertible Notes (the “Convertible Notes Indenture”) contains covenants that, among other things, limit our ability, the ability of our subsidiaries and the ability of the guarantors, as applicable, to:

•
incur or guarantee additional indebtedness or issue certain preferred stock;
•
pay certain dividends or make certain distributions on capital stock or repurchase or redeem capital stock;
•
make certain loans, investments or other restricted payments;
•
incur certain liens;
•
transfer or sell certain assets (including transferring our intellectual property);
•
issue equity interests;
•
consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; and
•
enter into certain transactions with our affiliates.

In addition, under the Convertible Notes Indenture, we are required to maintain a minimum liquidity amount of at least $10.0 million.

Our or the guarantors’ ability to comply with the covenants and restrictions contained in the Convertible Notes Indenture and our other outstanding indebtedness may be affected by economic, financial and industry conditions beyond our or the guarantors’ control. Our or the guarantors’ failure to comply with obligations under the Convertible Notes Indenture may result in an event of default, including under the Convertible Notes Indenture. We cannot be certain that we will have funds available to remedy these defaults. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or have the ability to refinance the accelerated indebtedness on terms favorable to us or at all, which may force us into bankruptcy or liquidation, or, result in the foreclosure on the assets that secure the Convertible Notes and our other outstanding senior secured indebtedness, including substantially all of our intellectual property assets, which would force us to relinquish rights to such assets that we may believe are critical to our business. All of these covenants and restrictions could affect our ability to operate our business, may limit our ability in the future to satisfy currently outstanding obligations and may limit our ability to take advantage of potential business opportunities as they arise.

We may not have the ability to raise the funds necessary to repurchase the Convertible Notes upon a fundamental change or repay the Convertible Notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon redemption or repurchase of the Convertible Notes.

Holders of the Convertible Notes will have the right under the Convertible Notes Indenture to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of a fundamental change before the applicable maturity date at a repurchase price equal to the principal amount of the Convertible Notes to be repurchased, plus certain make-whole premiums, plus accrued and unpaid interest to, but excluding, the repurchase date. Moreover, we will be required to repay the Convertible Notes in cash at their maturity, unless earlier converted, redeemed or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of such Convertible Notes surrendered or repay the Convertible Notes at their maturity.

In addition, our ability to repurchase or redeem Convertible Notes may be limited by law, regulatory authority, or agreements governing our existing or any future indebtedness. Our failure to repurchase the Convertible Notes at a time when the repurchase is required by the Convertible Notes Indenture would constitute a default under the Convertible Notes Indenture. A default under the Convertible Notes Indenture or the fundamental change itself could also lead to a default under agreements governing our existing or any future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes.

We may still incur substantially more debt or take other actions that would diminish our ability to make payments on the Convertible Notes when due.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, including the Convertible Notes Indenture. In addition, the payment of interest on the Convertible Notes through interest paid-in-kind will increase the amount of our indebtedness and increase the risks associated with our level of indebtedness. We are subject to certain restrictions under the terms of the Convertible Notes Indenture, including limitations regarding incurring future indebtedness, creating liens on our properties, paying dividends, making restricted payments or certain investments, or selling, transferring intellectual property or other assets, among other restrictions, subject to specific allowances in the Convertible Notes Indenture. However, we are not restricted from recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Convertible Notes Indenture that could have the effect of diminishing our ability to make payments on the Convertible Notes when due.

Our senior secured obligations, including the Convertible Notes are secured by substantially all assets of ours and the guarantors of the Convertible Notes. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent to the extent the value of such assets exceeded the amount of our secured indebtedness and other obligations. In addition, the existence of these security interests may adversely affect our financial flexibility.

Our senior secured obligations, including the Convertible Notes, are guaranteed by certain of our subsidiaries and secured by a lien on substantially all assets of ours and the guarantors. Accordingly, if an event of default were to occur under the Convertible Notes Indenture or our other senior secured obligations, the holders of such indebtedness would have a prior right to our and the guarantors’ assets, to the exclusion of our or the guarantors’ general creditors in the event of our bankruptcy, insolvency, liquidation, or reorganization. In that event, our assets and those of the guarantors would first be used to repay in full all indebtedness and other obligations under our senior secured indebtedness, including the Convertible Notes Indenture, resulting in all or a portion of our assets and those of the guarantors being unavailable to satisfy the claims of our or the guarantors’ unsecured indebtedness. Only after satisfying the claims of our and the guarantors’ unsecured creditors and our subsidiaries’ unsecured creditors would any amount be available for our equityholders. The pledge of our assets and those of the guarantors and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets and those of the guarantors are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

We may not be able to successfully manage and limit our exposure to bad debt.

Some of our expenses are attributable to uncollectible accounts expense, also known as bad debt, stemming from balances owed to us by our hosts and guests. These balances may be categorized as bad debt for a variety of reasons, including the age or amount of the outstanding balance, the absence of a valid payment method for the balance, or the perceived financial position of the marketplace user. We have taken and continue to take measures to manage and limit our exposure to bad debt. Some of these measures may reduce usage of our marketplace by preventing users with outstanding balances from booking trips or sharing their vehicles. Implementing these measures has caused and will continue to cause us to incur significant operating expenses and may result in fewer vehicles shared in our marketplace, decreased reservation volume, and reduced host and guest retention.

Our recent growth may not be indicative of our future growth, and we may not be able to maintain our revenue growth rate in the future. Our growth rate also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our operating results may vary significantly and are not necessarily an indication of future performance. Our future revenue growth depends on the growth of supply and demand for shared vehicles in our marketplace, and our business is affected by general economic and business conditions worldwide as well as trends in the global travel and mobility industries. In addition, we believe that our revenue growth depends upon a number of factors, including:

•
COVID-19 and its continued impact on the travel and mobility industries;
•
our ability to retain and grow the number of guests and marketplace trips;
•
our ability to retain and grow the number of hosts and shared vehicles in our marketplace;

•
events beyond our control such as pandemics and other health concerns, increased or continuing restrictions on travel, trade disputes, economic downturns, and the impact of climate change on travel, including fires, floods, severe weather and other natural disasters, and the impact of climate change on seasonal destinations;
•
competition;
•
the legal and regulatory landscape and changes in the application of existing laws and regulations or adoption of new laws and regulations that impact our business, hosts and guests, including changes in tax laws;
•
the attractiveness of carsharing to prospective hosts and guests;
•
the level of consumer awareness and perception of our brand;
•
our ability to build and strengthen trust and safety in our marketplace and among members of our community;
•
the level of spending on brand and performance marketing to attract hosts and guests to our marketplace;
•
our ability to expand into new geographic markets;
•
timing, effectiveness, and costs of expansion and upgrades to our marketplace and infrastructure; and
•
other risks described elsewhere in these risk factors.

A softening of demand, whether caused by events outside of our control, such as COVID-19, changes in host and guest preferences, any of the other factors described above, or elsewhere in these risk factors, will result in decreased revenue. If our revenue does not improve, we may not achieve profitability and our business, results of operations, and financial condition would be negatively impacted.

We experience seasonality in our operational and financial results.

We experience fluctuations in our operating and financial results, which vary based on seasonality. Historically, we generate higher revenue in the third and fourth quarters of the year compared to the first and second quarters because of increased travel during the summer and holiday seasons. Seasonality in our operational and financial results is more pronounced in Europe compared to North America, and we expect these trends to become more prominent over time if our growth slows. Other seasonal trends may develop or these existing seasonal trends may become more extreme, which would contribute to fluctuations in our operating results. Our customer support costs also increase in the second and third quarters as we increase our staffing to handle increased activity in our marketplace in those periods. In addition, we experienced decreased seasonality in 2021 because of COVID-19 and related travel restrictions. If other seasonal trends develop, or existing seasonal trends become more pronounced, variations in our operating and financial results may increase. We may not accurately forecast our results of operations. However, we base our spending and investment plans on forecasts and estimates, and we may not be able to adjust our spending quickly enough if our revenue is less than expected, causing our results of operations to fail to meet our expectations or the expectations of investors. In addition, any circumstance or occurrence that disrupts use of our marketplace during the peak season, could have a disproportionately adverse impact on our results of operations, or financial condition.

We may experience significant fluctuations in our results of operations, including as a result of seasonality, making it difficult to project future results.

Our operating results may vary significantly and are not necessarily an indication of future performance. These fluctuations may be a result of a variety of factors, some of which are beyond our control, such as COVID-19. Our ability to attract and retain new hosts and guests, increased competition in the markets in which we operate, our ability to expand our operations in new and existing markets, our ability to maintain an adequate growth rate and effectively manage that growth, our ability to keep pace with technological changes in the industries in which we operate, changes in governmental or other regulations affecting our business, harm to our brand or reputation, and other risks described elsewhere in these risk factors. As such, we may not accurately forecast our operating results. We base our expense levels and investment plans on estimates, which has become more challenging in light of COVID-19. A significant portion of our expenses and investments are fixed, and we may not be able to adjust our spending quickly enough if our revenue is less than expected, resulting in losses that exceed our expectations. If we are unable to achieve sustained profits, our business, financial condition, and results of operations would be negatively impacted.

Risks Related to Our Technology

The successful operation of our business and marketplace depends upon the performance and reliability of our operational systems and those of third-parties on which we rely.

We rely on third-party service providers such as Amazon, Apple, AT&T, Facebook, Google, and Stripe to support our platform. As a result, we are at risk for interruptions, outages and breaches of operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us or our third-party vendors or suppliers; the integrated software in our hardware devices; or customers that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, contractors, suppliers or others; jeopardize the security of our facilities; or affect the performance of our platform and hardware devices. A cyber incident could be caused by disasters, such as fires, natural disasters and power loss, terrorist attacks, war, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception, theft, misuse or attempts to harm our or third-party systems. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time.

Although we maintain information technology measures designed to protect us against intellectual property theft, data breaches and other cyber incidents, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of these systems requires significant management time, support and expense. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure components or produce, deliver and service our hardware devices, ensure the security of shared vehicles, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

Our technology could have undetected defects, errors, vulnerabilities, or bugs in hardware or software which could damage our reputation with current or prospective hosts or guests.

Our platform is a complex system that consists of interoperating hardware and software components. Our business is dependent upon our ability to prevent system interruption on our platform. Our software, including open source software that is incorporated into our code, may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been released. Bugs in our software, third-party software (including open source software that is incorporated into our code), misconfigurations of our systems, and unintended interactions between systems could result in our failure to comply with certain federal, state, or foreign reporting obligations, may lead to security incidents, or could cause downtime that would impact the availability of our service to hosts and guests. We have from time to time found defects or errors in our platform and may discover additional defects in the future that could result in platform unavailability or system disruption. In addition, we have experienced outages on our platform due to circumstances within our control, such as outages due to software limitations.

In addition, our release of new firmware or software in the past has inadvertently caused, and may in the future cause, interruptions in the availability or functionality of our platform. Any errors, bugs, or vulnerabilities discovered in our code or systems after release could result in an interruption in the availability of our platform, a security incident, or a negative experience for guests and hosts, and could also result in negative publicity and unfavorable media coverage, damage to our reputation, loss of hosts and guests, loss of revenue or liability for damages, regulatory inquiries, or other proceedings, any of which could negatively impact our business and financial results.

If our systems and network infrastructure cannot be expanded or are not scaled to cope with increased demand or fail to perform, we could experience unanticipated disruptions in service, slower response times, decreased customer satisfaction, and delays in the introduction of new markets.

Our corporate headquarters, a significant portion of our research and development activities, and certain other critical business operations are located in San Francisco. Our systems and operations are vulnerable to damage or interruption from human error, computer viruses, earthquakes, floods, fires, power loss, and similar events. In addition, Northern California has recently experienced, and may continue to experience power outages during the fire season. A catastrophic event that results in the destruction or disruption of our headquarters, any third-party cloud hosting facilities, or our critical business or information technology systems could severely affect our ability to conduct normal business operations and result in lengthy interruptions or delays of our platform and services.

Our systems and operations are also subject to break-ins, sabotage, intentional acts of vandalism, terrorism, and similar misconduct from external sources and malicious insiders. Our existing security measures may not be successful in preventing attacks on our systems, and any such attack could cause significant interruptions in our operations. There are numerous potential forms of attack, such as denial-of-service, phishing, account takeovers, malicious code injections, ransomware, and the attempted use of our platform to launch a denial-of-service attack against another party, each of which could cause significant interruptions in our operations or involve us in legal or regulatory proceedings.

Reductions in the availability and response time of our digital marketplace could cause loss of substantial business volumes during the occurrence of any such attack on our systems, and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are likely to become more difficult to manage as we expand the number of markets where we operate and the variety of services we offer, and as the tools and techniques used in such attacks become more advanced and available. Successful attacks could result in negative publicity and damage to our reputation, and could prevent consumers from booking or visiting our platform during the attack, any of which could negatively impact our business, results of operations, and financial condition.

In the event of certain system failures, we may not be able to switch to back-up systems immediately and the time to full recovery could be prolonged. We have experienced system failures from time to time. In addition to placing increased burdens on our engineering staff, these outages create a significant amount of consumer questions and complaints that need to be addressed by our community support team. Any unscheduled interruption in our service could result in an immediate and significant loss of revenue, an increase in community support costs, and harm to our reputation, and could result in some consumers switching to our competitors. If we experience frequent or persistent system failures, our brand and reputation could be permanently and significantly harmed, and our business, results of operations, and financial condition could be negatively impacted. While we have taken and continue to take steps to increase the reliability and redundancy of our systems, these steps are expensive and may not be completely effective in reducing the frequency or duration of unscheduled downtime. We do not carry business interruption insurance sufficient to compensate us for all losses that may occur.

We use both internally developed systems and third-party systems to operate our platform, including transaction and payment processing, and financial and accounting systems. If the number of consumers using our platform increases substantially, or if critical third-party systems stop operating as designed, we may need to significantly upgrade, expand, or repair our transaction and payment processing systems, financial and accounting systems, and other infrastructure. We may not be able to upgrade our systems and infrastructure to accommodate such conditions in a timely manner, and depending on the systems affected, our transaction and payment processing, and financial and accounting systems could be impacted for a meaningful amount of time, which could negatively impact our business, results of operations, and financial condition.

Our business depends on the performance and reliability of the internet, telecommunications network operators, and other infrastructures that are not under our control. As consumers increasingly turn to mobile devices, we also become dependent on consumers’ access to the Internet through mobile carriers and their systems. Disruptions in Internet access, whether generally, in a specific region or otherwise, could negatively impact our business, results of operations, and financial condition.

Improper installation or defective hardware of a connected device could result in liability, such as in the event improper installation allows vehicles to be improperly started, which has occurred in the past. As a consequence, we could lose existing and future business.

The Connect IoT device is installed into vehicles shared in our marketplace. We contract with third party service providers to install the Connect IoT device into the vehicles connected to our platform. We have in the past, and may in the future, experience issues with the installation and subsequent removal of the Connect IoT device, including improper disassembly and reassembly of interior trim panels, damage to vehicle wiring harnesses, short circuits of vehicle electrical systems, damage to vehicle keys and ignition systems, and installation of incorrect relays and other electrical components. These issues have caused certain of our Connect IoT devices and vehicles connected to our platform to function improperly or not at all. For example, vehicle batteries may be prematurely drained or their lifespans significantly shortened, vehicles may fail to start when their ignitions are activated, vehicles may become exposed to theft or damage, and the Connect IoT device may lose connectivity with our systems or prevent hosts and guests from locating, accessing, and driving vehicles. If we fail to address these issues in a satisfactory manner, hosts and guests who have experienced such issues could cease using our marketplace, and our business, financial condition, and results of operations would be negatively impacted as a result.

System interruptions that disrupt communications with hosts, hosts’ vehicles, data and other communications with hosts, vehicles and guests would damage our reputation and brand, which could substantially harm our business and operating results.

Our platform depends on the performance and reliability of Internet, mobile, and other third party communications networks and centralized information systems that are not under our control. Disruptions in Internet infrastructure or GPS signals or the failure of telecommunications network operators to supply us with the bandwidth we need to support our products and offerings have interfered, and could continue to interfere with the speed, availability, and usability of our platform, hardware devices, and shared vehicles. If our platform is unavailable when hosts and guests attempt to access it, or if our platform does not load as quickly as hosts and guests expect it to, hosts and guests may not return to our platform as often in the future, or at all.

In particular, the services and functionality supported by our Connect IoT devices utilize data connectivity to provide hosts and guests with the ability to search for, locate, access, and monitor the vehicles shared in our marketplace. Some of our hardware devices, in connection with our software application, also provide hosts with the option of having their shared vehicles immobilized during certain time periods. The availability and effectiveness of these features depend on the continued operation of information technology and telecommunications systems. If these systems become unavailable, our platform may cease to function indefinitely, and our business, financial condition, and results of operations would be negatively impacted as a result.

We may fail to detect all malware, viruses, and other vulnerabilities on our networks and systems, which could permit a security or privacy breach.

We rely heavily on information technology systems across our operations. Our information technology systems, including mobile and online platforms, administrative functions such as human resources, payroll, accounting, and internal and external communications, and the information technology systems of our third-party business partners and service providers, contain proprietary or confidential information related to business and personal data, including sensitive personal data, entrusted to us by hosts and guests, employees, and job candidates. Cyberattacks, computer malware, viruses, spamming, and phishing attacks have become more prevalent, have occurred on our systems in the past, and may occur on our systems in the future. Cyberthreats are constantly evolving and employing more sophisticated attack techniques. Our detection capabilities may not be sufficient to prevent or detect a sophisticated cyberattacker, such as a nation state using a zero day exploit or unknown malware. Breaches of our facilities, network, or data security could disrupt the security of our systems and platforms, impair our ability to protect data, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies, or otherwise negatively impact affect our business, reputation, financial condition, and results of operations. Our insurance may not cover all potential claims relating to any potential security incident, data breach, or privacy violation, and may not be adequate to indemnify us for all liability that may be imposed.

We collect, use, and process certain platform user data, employee data, and proprietary or confidential data, and if we experience security or privacy breaches, or other unauthorized, or improper, or unlawful processing of such data, we may experience business interruptions, loss of revenue, and harm to our brand and reputation, and we may become subject to penalties and significant liabilities.

We collect, use, and process a variety of personal data, such as names, email addresses, residential addresses, mobile phone numbers, profile photos, personal attributes, driving behavior, telematics data, geolocation information, driver’s license numbers, driving records, and consumer payment card information. Possession and use of this personal data in conducting our business may subject us to legislative and regulatory burdens in the United States and other jurisdictions that could require notification of any data breach, restrict our use of such information, and hinder our ability to acquire new customers or market to existing customers. We may incur significant expenses to comply with privacy, consumer protection and security standards and protocols imposed by laws, regulations, industry standards or contractual obligations. If users allege that we have improperly released, disclosed or processed their personal information, or if third parties improperly obtain and use the personal information of our users, we may be required to expend significant resources to resolve these problems. We may also suffer reputational damage. We have in the past, and could again in the future, face legal claims, regulatory scrutiny and fines relating to privacy and data protection compliance. As such, we are an attractive target of data security attacks by third parties. We rely on third-party service providers to host or otherwise process some of our data and that of hosts and guests, and any failure by such third party service providers to prevent or mitigate security breaches or improper access to, or use, acquisition, disclosure, alteration, or destruction of, such information could have similar adverse consequences for us.

Because the techniques used to obtain unauthorized access, disable or degrade services, or sabotage systems change frequently and are often unrecognizable until launched against a target, we may be unable to anticipate these techniques and implement adequate preventative measures. Our servers and platform may be vulnerable to computer viruses or physical or electronic break-ins that our security measures may not detect. Individuals able to circumvent our security measures may misappropriate confidential, proprietary, or personal information held by or on behalf of us, disrupt our operations, damage our computers, or otherwise damage our business. In addition, any perception by the public that online transactions or the privacy of user information are becoming increasingly unsafe or vulnerable to attacks could inhibit the growth of our business and other online services generally.

Most of our trust and safety, claims, sales, and other customer support functions are performed by third-party service providers located in the Philippines, Canada, and Mexico, pursuant to individual consulting agreements or as employees of staffing agencies or call centers with whom we have commercial agreements. These third-party service providers perform customer support tasks such as verifying the identities of account holders, reviewing driving records and motor vehicle records, recording phone numbers and email addresses of hosts and guests for support purposes, making or modifying reservations on behalf of guests or hosts, enabling or preventing access to shared vehicles on behalf of guests or hosts, monitoring the locations of shared vehicles during trips, disclosing guest names and locations of shared vehicles to other third-party service providers for roadside assistance purposes, facilitating communications and mediating disputes between hosts and guests, and disclosing host, guest, and vehicle information for insurance, law enforcement, or legal purposes. All third-party service providers have access to personal data of hosts and guests that we collect, and we currently do not restrict or modify access to such personal data according to the geographic location of each third-party service provider or the nature of our business relationship with a particular third-party service provider. Because our third-party service providers are located in various regions and may access personal data from our systems using various methods, we cannot be assured that all third-party service providers will access, use, disclose, protect, or erase such personal data consistently and as required by our information security policies. If a third-party service provider were to access, use, or disclose personal data of one or more hosts and guests in an unauthorized manner, we could be exposed to significant legal claims, and we may not have adequate, or any, insurance coverage or contractual remedies.

We rely on our proprietary risk scoring model to determine trip fees for each booking. If our risk scoring model is unable to permit us to effectively generate accurate trip fees for each trip, it may adversely impact our operating results, business, results of operations, and financial condition.

We rely on our internally developed proprietary algorithms, which incorporate data from third-party sources as well as our own data, to improve our platform, offer personalization, and optimize the economics of trip bookings on our platform in an intelligent manner. This capability, built on machine learning algorithms, enables us to implement real-time, risk-based trip fees and takes a broad view of risk to account for an array of undesirable outcomes.

If we rely on a model that fails to effectively take into account appropriate variables, or learn from data quickly enough, we may generate trip fees that do not optimize the economics of trip bookings on our platform either by setting fees too low for riskier trips or increasing fees to a degree that discourages guests from completing valuable trip bookings. Information and data collected since the outbreak of COVID-19 may not be representative of future risk, particularly with respect to business trends experienced during and after COVID-19, which may contribute to potentially setting fees too low or too high. In addition, if any of the third-party sources that provide data used to build our pricing model provides inaccurate information or limits our use of such source, in part or entirely, including by raising the price to use such third-party data, our model may suffer and become less accurate. As a result, our business, results of operations, and financial condition may be adversely affected.

Even though our algorithms do not collect, analyze, or utilize attributes such as race or ethnicity, if consumers believe that we are discriminating on the basis of race or ethnicity, or that we rely on third-party data sources that have been influenced by institutional or systemic racism, our brand and reputation may suffer, we may become subject to liability and our business, results of operations, and financial condition may be adversely impacted.

We rely on mobile operating systems and app marketplaces to make our app available to hosts and guests, and if we do not effectively operate with or receive favorable placements within such app marketplaces and maintain high user reviews, our usage or brand recognition could decline and our business, financial condition, and results of operations could be adversely affected.

We depend in part on mobile operating systems, such as Android and iOS, and their respective app marketplaces, to make our app available to hosts and guests who utilize our platform. Any changes in such systems and app marketplaces that degrade the functionality of our app or give preferential treatment to our competitors’ apps could adversely affect our platform’s usage on mobile devices and adversely affect our user ratings and reviews in app marketplaces. If such mobile operating systems or app marketplaces limit or prohibit us from making our app available to hosts and guests, make changes that degrade the functionality of our app, slow the rollout of our app on their app marketplaces, increase the cost of using our app, impose terms of use unsatisfactory to us, require users to opt in to enable marketing or advertising features, or modify their search or ratings algorithms in ways that are detrimental to us, or if our competitors’ placement in such mobile operating systems’ app marketplace is more prominent than the placement of our app, our user growth could slow. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.

As new mobile devices and mobile platforms are released, there is no guarantee that app marketplaces will continue to list our app or that certain mobile devices will continue to support our platform or effectively roll out updates to our app. In addition, in order to deliver a high-quality app, we need to ensure that our platform is designed to work effectively with a range of mobile technologies, systems, networks, and standards. We may not be successful in developing or maintaining relationships with key participants in the mobile industry that enhance users’ experience. If hosts or guests who utilize our platform encounter any difficulty accessing or using our app on their mobile devices or if we are unable to adapt to changes in popular mobile operating systems, our user growth and user engagement would be adversely affected.

If we do not adequately protect our intellectual property, our business, financial condition, and results of operations could be negatively impacted.

We hold intellectual property rights related to our brand; certain content and design elements on our platform; inventions related to our platform and the Connect IoT device; and audio and visual assets. This includes registered domain names, registered and unregistered trademarks, service marks, and copyrights, patents and patent applications, trade secrets, licenses of intellectual property rights of various kinds, and other forms of intellectual property rights in the United States and in a number of countries around the world. In the future we may acquire or license patents or patent portfolios, or other intellectual property assets and rights from third parties, which could require significant cash expenditures.

We rely on a combination of trademark, patent, copyright, and trade secret laws, international treaties, our terms of service, other contractual provisions, user policies, restrictions on disclosure, technological measures, and confidentiality and inventions assignment agreements with our employees and consultants to protect our intellectual property assets from infringement and misappropriation. Our pending and future trademark and patent applications may not be approved. Furthermore, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. There can be no assurance that other businesses will not offer technologies, products, services, features, or concepts that are substantially similar to ours and compete with our business, or copy or otherwise obtain, disclose and/or use our brand, content, design elements, creative, editorial, and entertainment assets, or other proprietary information without authorization. We may be unable to prevent third parties from seeking to register, acquire, or otherwise obtain trademarks, service marks, domain names, or social media handles that are similar to, infringe upon or diminish the value of our trademarks, service marks, copyrights, and our other proprietary rights. Third parties may also obtain or misappropriate certain of our data through website scraping, robots, or other means to launch copycat sites, aggregate our data for their internal use, or to feature or provide our data through their respective websites, and/or launch businesses monetizing this data. While we routinely employ technological and legal measures in an attempt to divert, halt, or mitigate such operations, we may not always be able to detect or halt the underlying activities as technologies used to accomplish these operations continue to rapidly evolve.

Our intellectual property assets and rights are essential to our business. If the protection of our proprietary rights and data is inadequate to prevent unauthorized use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our technologies, offerings, or features or methods of operations. Even if we do detect violations or misappropriations and decide to enforce our rights, litigation may be necessary to enforce our rights, and any enforcement efforts we undertake could be time-consuming and expensive, could divert our management’s attention, and may result in a court determining that certain of our intellectual property rights are unenforceable.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business, financial condition, results of operation, and prospects may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, circumvented, or determined to be infringing on other marks. There can be no assurance that competitors will not infringe our trademarks, that we will have adequate resources to enforce our trademarks or that any of our current or future trademark applications will be approved. During trademark registration proceedings, we may receive rejections and, although we are given an opportunity to respond, we may be unable to overcome such rejections. In addition, in proceedings before the United States Patent and Trademark Office and in proceedings before comparable agencies in many foreign jurisdictions, trademarks are examined for registrability against prior pending and registered third-party trademarks, and third parties are given an opportunity to oppose registration of pending trademark applications and/or to seek cancellation of registered trademarks. Applications to register our trademarks may be finally rejected, and opposition or cancellation proceedings may be filed against our trademarks, which may necessitate a change in branding strategy if such rejections and proceedings cannot be overcome or resolved.

We have been, and may in the future be, subject to claims that we or others violated certain third-party intellectual property rights, which, even where meritless, can be costly to defend and could adversely affect our business.

We have received in the past, and may receive in the future, communications from third parties, including practicing and non-practicing entities, claiming that we have infringed, misused, or otherwise misappropriated their intellectual property rights, including alleged patent infringement. Additionally, we have been, and may in the future be, involved in claims, suits, regulatory proceedings, and other proceedings involving alleged infringement, misuse, or misappropriation of third-party intellectual property rights, or relating to our intellectual property holdings and rights, which regardless of merit, could be time consuming and expensive to litigate or settle and could divert our management’s attention and other resources.

Claims involving intellectual property could subject us to significant liability for damages and could result in our having to stop using certain technologies, content, branding, or business methods found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms or at all. Even if a license is available, we could be required to pay significant royalties. We may also be required to develop alternative non-infringing technology, content, branding, or business methods, which could require significant effort and expense and make us less competitive.

We may introduce new features and services or make changes to our platform or make other business changes, including in areas where we currently do not compete, which could increase our exposure to patent, copyright, trademark, and other intellectual property rights claims from competitors, other practicing entities and non-practicing entities. Similarly, our exposure to risks associated with various intellectual property claims may increase as a result of acquisitions of other companies. Moreover, like many other companies in the Internet and technology industries, we sometimes enter into agreements which include indemnification provisions related to intellectual property which can subject us to costs and damages in the event of a claim against an indemnified third party.

Our use of “open source” software could adversely affect our ability to offer our platform and subject us to costly litigation and other disputes.

We have in the past incorporated and may in the future incorporate certain “open source” software into our code base as we continue to develop our platform. Open source software is generally licensed by its authors or other third parties under open source licenses, which in some instances may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost, that we make publicly available the source code for any modifications or derivative works we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. From time to time, companies that use open source software have faced claims challenging the use of open source software or compliance with open source license terms. Furthermore, there is an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. We could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms.

While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our proprietary source code, inadvertent use of open source software is fairly common in software development in the Internet and technology industries. Such inadvertent use of open source software could expose us to unforeseen business disruptions, including being restricted from offering parts of our product which incorporate the software, being required to publicly release proprietary source code, being required to re-engineer parts of our code base to comply with license terms, or being required to extract the open source software at issue.

Risks Related to Our Regulatory Environment

We may be subject to governmental economic and trade sanctions laws and regulations that limit the scope of our marketplace. Additionally, failure to comply with applicable economic and trade sanctions laws and regulations could subject us to liability and negatively affect our business, results of operations and financial condition.

We are required to comply with economic and trade sanctions administered by governments where we operate, including the U.S. government (including without limitation regulations administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and the U.S. Department of State) and the Council of the European Union. These economic and trade sanctions prohibit or restrict transactions to or from or dealings with certain specified countries, regions, their governments and, in certain circumstances, their nationals, and with individuals and entities that are specially-designated, such as individuals and entities included on OFAC’s List of Specially Designated Nationals. Any future economic and trade sanctions imposed in jurisdictions where we operate could negatively impact our business, financial condition, and results of operations.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could materially adversely affect our reputation, business, financial condition, and results of operations.

We are or will be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act 2010 prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and soliciting or accepting bribes. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation. Our policies and procedures designed to ensure compliance with these regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially adversely affect our reputation, business, financial condition, and results of operations.

We could face liability for information or content on or accessible through our marketplace.

We could face claims relating to information or content that is made available in our marketplace. Our marketplace relies upon content that is created and posted by hosts, guests, or other third parties. Although content in our marketplace is typically generated by third parties, and not by us, claims of defamation, disparagement, negligence, warranty, personal harm, intellectual property infringement, or other alleged damages could be asserted against us, in addition to hosts and guests. While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the DMCA, the CDA, the fair-use doctrine and various tort law defenses in the United States and the E-Commerce Directive in the European Union, differences between statutes, limitations on immunity or responsibility, requirements to maintain immunity or proportionate responsibility, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by hosts and guests or otherwise contributed by third-parties to our marketplace.

Moreover, regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for information or content available in our marketplace. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, may change and become less predictable or unfavorable by legislative action or juridical interpretation. There have been various federal legislative efforts to restrict the scope of the protections available to online platforms under the CDA, in particular with regards to Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. There is proposed U.S. federal legislation seeking to hold marketplaces liable for user-generated content. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. The European Union is also reviewing the regulation of digital services, and in December 2020, the European Commission published a draft of the proposed Digital Services Act (“DSA”), a package of legislation intended to update the liability and safety rules for digital platforms, products, and services, which could negatively impact the scope of the limited immunity provided by the E-Commerce Directive. Some European jurisdictions have also proposed or intend to pass legislation that imposes new obligations and liabilities on platforms with respect to certain types of harmful content. In parallel, the European Commission also published a legislative proposal to introduce new ex ante regulation of online platforms and new market investigation powers as a separate piece of legislation, the Digital Markets Act (“DMA”). If the DMA is enacted, it may contain certain regulatory requirements and/or obligations that negatively impact our business. Some European jurisdictions (such as the United Kingdom and Germany) are also reviewing their competition rules in relation to digital platforms which could lead to new regulations similar to the DMA at national level. While the scope and timing of these proposals are currently evolving, if enacted and applied to our platform, the new rules may adversely affect our business.

Because liability often flows from information or content in our marketplace or services accessed through our platform, as we continue to expand our platform, tiers, and scope of business, both in terms of the range of features, services and geographical operations, we may face or become subject to additional or different laws and regulations. Our potential liability for information or content created by third parties and posted to our platform could require us to implement additional measures to reduce our exposure to such liability, may require us to expend significant resources, may limit the desirability of our platform to hosts and guests, may cause damage to our brand or reputation, and may cause us to incur time and costs defending such claims in litigation, thereby materially adversely affecting our business, financial condition, and results of operations.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of an employee’s former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

We are subject to payment processing risk and payment-related fraud.

We currently rely on third-party vendors to provide payment processing services, including the processing of payments from credit cards and debit cards, and our business would be disrupted if our vendors refuse to provide these services or reservation revenue to us and we are unable to find a suitable replacement on a timely basis or at all. If we or our processing vendors fail to maintain adequate systems for the authorization and processing of credit card transactions, such failures could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if these systems fail to work properly and, as a result, we do not charge our customers’ credit cards on a timely basis or at all, our business, financial condition, and results of operations could be harmed. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data are compromised due to a breach of data, we may be liable for significant costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired.

We process a significant volume and dollar value of transactions on a daily basis. When hosts do not fulfill their obligations to guests, there are fictitious listings or fraudulent reservations in our marketplace, or there are host account takeovers, we have incurred and will continue to incur losses from claims by hosts and guests, and these losses may be substantial. Such instances have and can lead to the reversal of payments received by us for such reservations, referred to as a “chargeback.” For 2022, total chargeback expense was $860,000. Our ability to detect and combat fraudulent schemes, which have become increasingly common and sophisticated, could be adversely impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms, including mobile and other devices, and our growth in certain regions, including in regions with a history of elevated fraudulent activity. We expect that technically-knowledgeable criminals will continue to attempt to circumvent our anti-fraud systems. In addition, the payment card networks have rules around acceptable chargeback ratios. If we are unable to effectively combat fictitious listings and fraudulent bookings in our marketplace, combat the use of fraudulent or stolen credit cards, or otherwise maintain or lower our current levels of chargebacks, we may be subject to fines and higher transaction fees or be unable to continue to accept card payments because payment card networks have revoked our access to their networks, any of which would materially adversely impact our business, financial condition, and results of operations.

Payments for trips booked through our marketplace are susceptible to potentially illegal or improper uses, including money laundering, transactions in violation of economic and trade sanctions, corruption and bribery, terrorist financing, fraudulent listings, host account takeovers, or the facilitation of other illegal activity. We have taken measures to detect and reduce fraud and illegal activities, but these measures need to be continually improved and may add friction to our reservation process.

Payments for trips booked through our marketplace are subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing laws, rules, regulations, policies, legal interpretations, and regulatory guidance could negatively impact our business, results of operations, and financial condition.

Payments for trips booked through our marketplace are subject to various laws, rules, regulations, policies, legal interpretations, and regulatory guidance, including those governing: cross-border and domestic money transmission and funds transfers; stored value and prepaid access; foreign exchange; privacy, data protection, and cybersecurity; banking secrecy; payment services (including payment processing and settlement services); consumer protection; economic and trade sanctions; anti-corruption and anti-bribery; and anti-money laundering and counter-terrorist financing. As we expand and localize our international activities, we have and will become increasingly subject to the laws of additional countries or geographies. In addition, because we facilitate reservations in our marketplace worldwide, one or more jurisdictions may claim that we or our customers are required to comply with their laws. Laws outside of the United States regulating payments often impose different, more specific, or even conflicting obligations on us, as well as broader liability. For example, certain transactions that may be permissible in a local jurisdiction may be prohibited by OFAC regulations or U.S. anti-money laundering or counter-terrorist financing regulations.

We have assessed, and will continue to assess, the adequacy of our policies, procedures, and internal controls for ensuring compliance with applicable laws, rules, regulations, policies, legal interpretations, and regulatory guidance, including the ones described below. Through these assessments, we have identified, and may in the future identify, certain gaps or weaknesses in our existing compliance programs, including in our policies, procedures, or internal controls. As a result of findings from these assessments, we have, are, and may in the future take certain actions, such as implementing enhancements to our compliance measures and amending, updating, or revising our policies, procedures, and internal controls, and other operational frameworks, designed to monitor for and ensure compliance with existing and new laws, rules, regulations, policies, legal interpretations, and regulatory guidance. Implementing appropriate measures to fully remediate or address findings from assessments of our compliance programs may require us to incur significant costs.

The complexity of global regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event giving rise to a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions, and have an adverse impact on, or result in the termination of, our relationships with financial institutions and other service providers on whom we rely for payment processing services. Our ability to track and verify transactions to comply with these regulations, including the ones described in this risk factor, require a high level of internal controls. As our business continues to grow and regulations change, we must continue to strengthen our associated internal controls. Any failure to maintain the necessary controls could result in reputational harm and result in significant penalties and fines from regulators.

Our failure to properly manage funds held on behalf of customers could negatively impact our business, results of operations, and financial condition.

When a guest books and pays for a trip on our platform, we hold the total amount paid by the guest until the 15th calendar day of the month immediately following the month during which the guest’s trip was completed, at which time we initiate the payment process to the host and retain our commission and platform-related fees. Accordingly, at any given time, we (or our third-party payment processor) hold on behalf of our hosts and guests a substantial amount of funds. Our ability to manage and account accurately for the cash underlying our customer funds requires a high level of internal controls. As our business continues to grow and we expand into new jurisdictions, we must continue to strengthen our associated internal controls. Our success requires significant public confidence in our ability to handle large and growing transaction volumes and amounts of customer funds. In addition, our access to the cash underlying our customer funds could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. Any failure to maintain the necessary controls or to manage the assets underlying our customer funds accurately could result in reputational harm, lead customers to discontinue or reduce their use of our platform, and result in significant penalties and fines from regulators, each of which could negatively impact our business, financial condition, and results of operations.

Uncertainty in the application of taxes, including sales or related taxes, to our hosts, guests, or platform could increase our tax liabilities and may discourage hosts and guests from conducting business on our marketplace.

We are subject to a variety of taxes and tax collection obligations in the United States (federal, state, and local) and numerous foreign jurisdictions. We have received communications from federal, state, and local governments regarding the application of tax laws or regulations to our business or demanding data about our hosts and guests to aid in threatened or actual enforcement actions against our hosts and guests. In many jurisdictions where applicable, we have agreed to collect and remit taxes on behalf of our hosts. We have been subject to complaints by certain government entities for alleged responsibility for direct and indirect taxes. In some jurisdictions we are in dispute with respect to past and future taxes. A number of jurisdictions have proposed or implemented new tax laws or interpreted existing laws to explicitly apply various taxes to businesses like ours. Laws and regulations relating to taxes as applied to our platform, and to our hosts and guests, vary greatly among jurisdictions, and it is difficult or impossible to predict how such laws and regulations will be applied.

The application of indirect taxes, such as sales and use tax, privilege taxes, excise taxes, VAT, goods and services tax, harmonized sales taxes, business tax, and gross receipt taxes, and potentially rental car taxes (together, “indirect taxes”) to e-commerce activities such as ours and to our hosts or guests is a complex and evolving issue. Some of such tax laws or regulations hold us responsible for the reporting, collection, and payment of such taxes, and such laws could be applied to us for transactions conducted in the past as well as transactions in the future. Many of the statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. New or revised foreign, federal, state, or local tax regulations may subject us or our hosts and guests to additional indirect, income, and other taxes, and depending upon the jurisdiction could subject us or our hosts and guests to significant monetary penalties and fines for non-payment of taxes. An increasing number of jurisdictions are considering adopting or have adopted laws or administrative practices that impose new tax measures, including digital platform revenue-based taxes, targeting online sharing platforms and online marketplaces, and new obligations to collect host income taxes, sales, consumption, value added, or other taxes on digital platforms. We may recognize additional tax expenses and be subject to additional tax liabilities, and our business, financial condition, and results of operations could be materially adversely affected by additional taxes of this nature or additional taxes or penalties resulting from our failure to comply with any reporting, collection, and payment obligations. We accrue a reserve for such taxes when the likelihood is probable that such taxes apply to us, and upon examination or audit, such reserves may be insufficient.

New or revised taxes and, in particular, the taxes described above and similar taxes would likely increase the price paid by guests, the cost of doing business for our hosts, discourage hosts and guests from using our platform, and lead to a decline in revenue, and materially adversely affect our business, financial condition, and results of operations. If we are required to disclose personal data pursuant to demands from government agencies for tax reporting purposes, our hosts, guests, and regulators could perceive such disclosure as a failure by us to comply with privacy and data protection policies, notices, and laws and commence proceedings or actions against us. If we do not provide the requested information to government agencies due to a disagreement on the interpretation of the law, we are likely to face enforcement action, engage in litigation, face increased regulatory scrutiny, and experience an adverse impact in our relationships with governments. Our competitors may arrive at different or novel solutions to the application of taxes to analogous businesses that could cause our hosts and guests to leave our marketplace in favor of conducting business on the platforms of our competitors. This uncertainty around the application of taxes and the impact of those taxes on the actual or perceived value of our marketplace may also cause guests to use rental car agencies or other traditional mobility services.

We are subject to a variety of complex, evolving, and sometimes inconsistent and ambiguous laws and regulations in the United States and in Europe that may adversely impact our operations and discourage hosts and guests from using our marketplace, and that could cause us to alter our business and/or incur significant expenses and liabilities, including fines and criminal penalties.

Hosts list, and guests search for, cars on our marketplace in over 1,000 cities across 8 countries worldwide, including in the United States and across Europe, as of December 31, 2022. There are national, state, and local laws and regulations in jurisdictions that relate to or affect our business. Moreover, the laws and regulations of each jurisdiction in which we operate are distinct and may result in inconsistent or ambiguous interpretations among local, regional, or national laws or regulations applicable to our business. Compliance with laws and regulations of different jurisdictions imposing varying standards and requirements is burdensome for businesses like ours, imposes added cost, increases potential liability to our business, and makes it difficult to realize business efficiencies and economies of scale. For example, we incur significant operational costs to comply with requirements of jurisdictions that have disparate requirements around licensure, tax collection, tax reporting, insurance, consumer protection, and other regulations.

In addition to laws and regulations directly applicable to the carsharing business, we are subject to laws and regulations governing our business practices, the Internet, e-commerce, and electronic devices, including those relating to taxation, online payments, insurance rates and products, automobile-related liability, consumer privacy and data protection, pricing, content, advertising, discrimination, consumer protection, copyrights, distribution, messaging, mobile communications, environmental matters, labor and employment matters, claims management, electronic contracts, communications, Internet access, securities and public disclosure, corruption and anti-bribery, export and customs regulations and various economic and trade sanctions regulations, protection of our trademarks and other intellectual property laws and regulations, and unfair commercial practices. In addition, climate change and greater emphasis on sustainability could lead to regulatory efforts to address the carbon impact of transportation and mobility.

We incur significant expenses and commit significant resources to maintain our marketplace in compliance with laws and regulations. However, it may be difficult or impossible for us to investigate or evaluate laws or regulations in all jurisdictions in which we operate or to make the necessary changes to our marketplace to be or remain in compliance in a timely manner.

Certain laws apply to our hosts and/or guests. While we require our hosts and guests to comply with their own independent legal obligations under our terms of service, we have limited means of enforcing or ensuring the compliance of our hosts and guests with all applicable legal requirements. Governments may try to hold us responsible for laws and regulations that apply to our hosts and/or guests.

Our efforts to influence legislative and regulatory proposals have an uncertain chance of success, could be limited by laws regulating lobbying or advocacy activity in certain jurisdictions, and even if successful, could be expensive and time consuming, and could divert the attention of management from operations.

Any failure or perceived failure to comply with existing or new laws and regulations, including the ones described in these risk factors, or orders of any governmental authority, including changes to or expansion of their interpretations, may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, enforcement actions in one or more jurisdictions, result in additional compliance and licensure requirements, and increased regulatory scrutiny of our business. In addition, we may be forced to restrict or change our operations or business practices, make product changes, or delay planned product launches or improvements. Any of the foregoing could materially adversely affect our brand, reputation, business, financial condition, and results of operations.

We may become subject to pricing regulations, as well as related litigation or regulatory inquiries.

Our revenue is dependent, in part, on the pricing models we use to calculate reservation prices, deposits, fees, fines, charges, reimbursements, and commissions. Our pricing models, including dynamic pricing, may become subject to regulatory challenges and restrictions in certain jurisdictions. Regulation of and changes to our pricing models could increase our operating costs and adversely affect our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited, including in connection with a change of ownership.

As of December 31, 2022, we had U.S. federal NOL (“NOL”) carryforwards of $15.5 million that begin to expire in 2031, and $100.2 million that have an unlimited carryover period. As of December 31, 2022, we had U.S. state NOL carryforwards of $42.0 million that begin to expire in 2027 and $1.5 million that have an unlimited carryover period. As of December 31, 2022, we had foreign NOL carryforwards of $0.9 million that begin to expire in 2026 and $23.4 million that have an unlimited carryover period. While federal NOL carryforwards generated on or after January 1, 2018 are not subject to expiration, the deductibility of such NOL carryforwards is limited to 80% of our taxable income for taxable years beginning on or after January 1, 2021. Realization of these NOL carryforwards depends on our future taxable income, and there is a risk that our existing NOL carryforwards could expire unused (to the extent subject to expiration) and be unavailable to offset future taxable income, which could materially adversely affect our results of operations and financial condition. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by significant stockholders or groups of stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change taxable income or income tax liabilities may be limited. Similar rules may apply under state tax laws. We may have undergone ownership changes in the past, and we may experience ownership changes in the future because of shifts in our stock ownership, many of which are outside of our control. As a result, our ability to use our NOL carryforwards and other tax attributes to offset future U.S. federal taxable income or income tax liabilities may be, or may become, subject to limitations, which could result in increased future tax liability to us.

Changes in tax laws or tax rulings could negatively impact our business, financial condition, and results of operations.

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially adversely affect our results of operations and financial condition. For example, on December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which contains significant changes to U.S. tax law, including a reduction in the corporate tax rate and a transition to a more territorial system of taxation. The impact of the Tax Act will likely be subject to ongoing technical guidance and accounting interpretation, the issuance of which could materially affect our tax obligations and effective tax rate in the period issued. On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act contains certain tax provisions, including provisions that retroactively and/or temporarily suspend or relax in certain respects the application of certain provisions in the Tax Act, such as the limitations on the deduction of NOL and interest.

In addition, many countries in Europe, as well as a number of other countries and states, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries and states where we do business or require us to change the manner in which we operate our business. The European Commission and several countries have issued proposals that would change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income (including indirect) taxes, including taxes based on a percentage of revenue. For example, France, Italy, Spain, and the United Kingdom, among others, have each proposed or enacted taxes applicable to digital services, which includes business activities on digital platforms and would likely apply to our business.

The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax law provide preferential tax treatment that violates European Union state aid rules and concluded that certain countries have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations. Due to the large and increasing scale of our international business activities, many of these types of changes to the taxation of our activities described above and in our risk factor titled “— Uncertainty in the application of taxes, including sales or related taxes, to our hosts, guests, or platform could increase our tax liabilities and may discourage hosts and guests from conducting business in our marketplace” could increase our worldwide effective tax rate, increase the amount of non-income (including indirect) taxes imposed on our business, and materially adversely affect our business, financial condition, and results of operations. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.

We may have exposure to greater than anticipated income tax liabilities.

Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we operate our business, develop, value, manage, protect, and use our intellectual property, and determine the value of our intercompany transactions. The tax laws applicable to our business, including those of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue from companies such as ours. We are subject to regular review and audit by U.S. federal, state, local, and foreign tax authorities. For example, as of December 31, 2022, all tax years are subject to examination by the respective taxing authorities. Generally, in the U.S. federal and state taxing jurisdictions, tax periods in which certain loss and credit carryovers are generated remain open for audit until such time as the limitation period ends for the year in which such losses or credits are utilized. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and materially adversely affect our business, financial condition, and results of operations.

The determination of our worldwide provision for (benefit from) income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Our provision for (benefit from) income taxes is also determined by the manner in which we operate our business, and any changes to such operations or laws applicable to such operations may affect our effective tax rate. Changes in accounting for intercompany transactions may also affect our effective tax rate. Although we believe that our provision for (benefit from) income taxes is reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and could materially affect our financial results in the period or periods for which such determination is made. In addition, our future tax expense could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. We may also be subject to additional tax liability relating to indirect or other non-income taxes, as described in our risk factor titled “— Uncertainty in the application of taxes, including sales or related taxes, to our hosts, guests, or platform could increase our tax liabilities and may discourage hosts and guests from conducting business in our marketplace.” Our tax positions or tax returns are subject to change, and therefore we cannot accurately predict whether we may incur material additional tax liabilities in the future, which would materially adversely affect our business, financial condition, and results of operations.

In addition, in connection with any planned or future acquisitions, we may acquire businesses that have differing licenses and other arrangements that may be challenged by tax authorities for not being at arm’s-length or that are potentially less tax efficient than our licenses and arrangements. Any subsequent integration or continued operation of such acquired businesses may result in an increased effective tax rate in certain jurisdictions or potential indirect tax costs, which could result in us incurring additional tax liabilities or having to establish a reserve in our consolidated financial statements, and which could materially adversely affect our business, financial condition, and results of operations.

To the extent we fail to comply with federal, state, and foreign laws relating to privacy and data protection, we have in the past faced regulatory scrutiny, and may in the future face potentially significant liability, regulatory scrutiny and penalties, negative publicity, an erosion of trust, and increased regulation.

Privacy and data protection laws, rules, and regulations are complex, and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Compliance with such laws may require changes to our data collection, use, transfer, disclosure, other processing, and certain other related business practices, including our collection and usage of telematics, geolocation and GPS information, and may thereby increase compliance costs or have other material adverse effects on our business. As part of our host and guest registration and business processes, we collect and use personal data, such as names, dates of birth, email addresses, phone numbers, and identity verification information (for example, government issued driver’s licenses and driving records), as well as credit card or other financial information that hosts and guests provide to us. The laws of many states and countries require businesses that maintain such personal data to implement reasonable measures to keep such information secure and otherwise restrict the ways in which such information can be collected and used.

For example, the European Union’s General Data Protection Regulation and the equivalent in the United Kingdom (collectively, the “GDPR”) has resulted and will continue to result in significantly greater compliance burdens and costs and increased risk of regulatory fines. The GDPR regulates our collection, control, processing, sharing, disclosure, storage, and other use of data that can directly or indirectly identify a living individual (“personal data”), and imposes stringent data protection requirements with significant penalties, including the risk of civil litigation, for noncompliance. Among other things, the GDPR, and related directives such as the ePrivacy Directive, regulate how we collect a wide-range of personal data including our ability to track individuals online using technologies such as cookies, or our ability to permit third parties to track individuals online using such technology. Modifications to websites as part of the ordinary course of business can inadvertently cause data leakage (i.e., data to be sent to third parties without fully obtaining consent). In addition, standards regarding acceptable mechanisms for obtaining visitor consent to the use of tracking technologies continue to evolve. Privacy regulators, and privacy advocates, routinely test the websites of companies to file complaints.

Failure to comply with the GDPR, and related European privacy laws, may result in fines of up to 20 million Euros or up to 4% of the annual global revenue of the infringer, whichever is greater. It may also lead to civil litigation, with the risks of damages or injunctive relief, and has in the past and may again in the future lead to regulatory orders adversely impacting the ways in which our business can use personal data. Many large geographies, which are important to our success, have passed or are in the process of passing comparable or other robust data privacy legislation or regulation, which may lead to additional costs and increase our overall risk exposure.

Additionally, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the European Economic Area (“EEA”). Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States and other jurisdictions; for example, on July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to US entities that had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it noted that reliance on them alone may not necessarily be sufficient in all circumstances; this has created uncertainty and increased the risk around our international operations.

In addition to other mechanisms (particularly standard contractual clauses), we previously relied on our own Privacy Shield certification for the purposes of transferring personal data from the EEA to the United States. We continue to rely on the standard contractual clauses to transfer personal data outside the EEA. Following guidance from the European Data Protection Board and the UK Information Commissioner’s Office, we are also now required to conduct transfer impact assessments in connection with our use of the standard contractual clauses and international data transfer addenda. As the European Data Protection Board and other data protection regulators issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

In the United States, numerous states have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use, and processing of state residents’ personal data. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020. The CCPA establishes a new privacy framework for covered businesses such as ours, and may require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides new and enhanced data privacy rights to California residents, such as affording consumers the right to access and delete their information and to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising any of their CCPA rights. The CCPA imposes severe statutory damages as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. It remains unclear how various provisions of the CCPA will be interpreted and enforced. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”). The CPRA further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. Since the passage of the CPRA, Virginia, Colorado, Utah and Connecticut have passed comparable legislation, which will become effective in 2023, and other states may subsequently pass comparable legislation, with potentially greater penalties, and more rigorous compliance requirements relevant to our business. The effects of the CPRA, the CCPA, and other similar state or federal laws, are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

Furthermore, we use telematics, mobile technology, geolocation and GPS information, and algorithms to collect and analyze data that informs certain marketplace fees and policies, claims management, safety, and customer support interactions, and our business processes. We also leverage our dataset to dynamically price trips. Our ability to continue to collect, use, and process this data, and to maintain the confidentiality of our proprietary technology and processes will have a significant impact on our future success. In recent years, use of these data has come under increased regulatory scrutiny. For example, there are specific rules on the use of automated decision making under the GDPR that require the existence of automated decision making to be disclosed to the data subject with a meaningful explanation of the logic used in such decision making in certain circumstances, and safeguards must be implemented to protect individual rights, including the right to obtain human intervention and to contest any decision. Other existing laws such as the CCPA, future and recently adopted laws such as the CPRA and those in Virginia, Colorado, Utah and Connecticut, and evolving attitudes about privacy protection may similarly impair our ability to collect, use, and maintain data points of sufficient type or quantity to develop and train our algorithms. If such laws or regulations are enacted federally or in a large number of states in which we operate, our operational efficiency would decrease, our operating costs would increase, and our business, financial condition, and results of operations would be materially adversely affected.

Other regulators have expressed interest in the use of external data sources, algorithms and/or predictive models in insurance underwriting or rating. Specifically, regulators have raised questions about the potential for unfair discrimination, disparate impact, and lack of transparency associated with the use of external consumer data. A determination by federal or state regulators that the data points we collect and the process we use for collecting this data unfairly discriminates against a protected class of people could subject us to fines and other sanctions, including, but not limited to, disciplinary action, revocation and suspension of licenses, and withdrawal of product forms. Although we have implemented policies and procedures into our business operations that we feel are appropriately calibrated to our machine learning and automation-driven operations, these policies and procedures may prove inadequate to manage our use of this nascent technology, resulting in a greater likelihood of inadvertent legal or compliance failures.

Various other governments and consumer agencies around the world have also called for new regulation and changes in industry practices and many have enacted different and often contradictory requirements for protecting personal information collected and maintained electronically. Compliance with numerous and contradictory requirements of different jurisdictions is particularly difficult and costly for an online business such as ours, which collects personal information from hosts, guests, and other individuals in multiple jurisdictions. If any jurisdiction in which we operate adopts news laws or changes its interpretation of its laws, rules, or regulations relating to data residency or localization such that we are unable to comply in a timely manner or at all, we could risk losing our rights to operate in such jurisdictions. While we have invested and continue to invest significant resources to comply with GDPR, CCPA, and other privacy regulations around the world, many of these regulations expose us to the possibility of material penalties, significant legal liability, changes in how we operate or offer our products, and interruptions or cessation of our ability to operate in key geographies, any of which could materially adversely affect our business, financial condition, and results of operations.

Furthermore, to improve the trust and safety in our marketplace, we conduct certain verification procedures with respect to hosts, guests, and reservations in certain jurisdictions. Such verification procedures may include utilizing public information on the internet, accessing public databases such as court records, utilizing third-party vendors to analyze host or guest data, or physical inspection. These types of activities have in the past exposed us to regulatory scrutiny, and may expose us to the risk of regulatory enforcement from privacy regulators and civil litigation. In addition, we are subject to certain consumer protection laws, such as the Driver’s Privacy Protection Act (the “DPPA”), and the Fair Credit Reporting Act (the “FCRA”). These laws govern how we collect, store, use, and disclose driver information and other personal information. If we fail to observe these restrictions, we have in the past and may again in the future become subject to governmental inquiries, regulatory enforcement actions, and various fees, fines, and penalties. As a result, our business, financial condition, and results of operations could be negatively impacted.

As discussed above, we are required to disclose personal data pursuant to demands from government agencies, including tax authorities, state and city regulators, law enforcement agencies, and intelligence agencies, our hosts, guests, and privacy regulators could perceive such disclosure as a failure by us to comply with privacy and data protection policies, notices, and laws, which could result in proceedings or actions against us in the same or other jurisdictions. Conversely, if we do not provide the requested information to government agencies due to a disagreement on the interpretation of the law, we are likely to face enforcement action from such government, engage in litigation, face increased regulatory scrutiny, and experience an adverse impact on our relationship with governments or our ability to offer our services within certain jurisdictions. Any of the foregoing could materially adversely affect our brand, reputation, business, financial condition, and results of operations.

We are currently subject to a number of legal proceedings initiated by private parties and government agencies, including legal proceedings in foreign jurisdictions. Adverse litigation judgments or settlements resulting from these proceedings could expose us to monetary damages or limit our ability to operate our business.

We have in the past been, are currently, and may in the future become, involved in private actions, collective actions, government investigations, and various other legal proceedings initiated by hosts, guests, commercial partners, competitors, employees, government agencies, or third parties, among others. We are subject to litigation regarding various matters such as personal injuries, property damage, commercial disputes, employment practices, intellectual property infringement, insurance inquiries, and tax compliance. For example, we have in the past been named, and are currently named as a defendant in a civil complaint and putative class actions filed by former individual contractors, which alleged or alleges that we misclassified the employment status of those former independent contractors, and that, among other claims, they should have been classified as employees. We may in the future be named as a defendant in similar complaints brought by current or former individual consultants or other independent contractors that allege misclassification of employment status and other related employment claims against us. In addition, we face claims and litigation relating to consumer disputes, automobile accidents, personal injuries and fatalities, property damage, violent acts, claims and safety practices, and privacy violations arising from reservations made on our platform. For example, we have been named as a defendant in a series of lawsuits that allege the wrongful death of a pedestrian who was killed by a guest driving a shared vehicle in San Francisco during a trip reserved on our platform. In addition, we have entered into a settlement with the District of Columbia’s Office of the Attorney General regarding our business practices, disclosures to hosts, tax compliance, and trust and safety practices in the District of Columbia.

These legal proceedings, government inquiries, and regulatory investigations are time-consuming and require a great deal of financial resources and attention from us and our senior management. Investigations and enforcement actions from such entities, as well as continued negative publicity and an erosion of current and prospective hosts and guests’ trust, could severely disrupt our business. The results of any such investigation, litigation, and legal proceedings are inherently unpredictable and expensive. If any such investigation, litigation, and legal proceedings are resolved adversely to us, or if we were to enter into a settlement agreement, we may be subject to additional fines, penalties, and other sanctions, and could be forced to change our business practices substantially in the relevant jurisdictions. Any such proceeding could also result in significant adverse publicity or additional reputational harm, and could result in or complicate other inquiries, investigations, or lawsuits from other regulators in future merger control or conduct investigations. Any of these proceedings could result in material financial damages and operational restrictions, which could have a material adverse effect on our business, financial condition, and results of operations. The number and significance of these proceedings have increased as we have grown, the number of reservations in our marketplace has increased, there is increased brand awareness, and the scope and complexity of our business have expanded, and we expect they will continue to increase. Our insurance may not cover all potential or current claims to which we are exposed and may not be adequate to indemnify us for all liability that is currently or may be imposed.

In addition, we regularly include arbitration provisions in employment agreements and our terms of service with hosts and guests. While intended to streamline the litigation process, arbitration may become more costly for us, or the volume of arbitrations may increase and become burdensome. Arbitration provisions have also been the subject of challenges and if our arbitration agreements were found to be unenforceable or specific claims were required to be exempted from arbitration, we could experience an increase in our litigation costs and the time involved in resolving such disputes.

We face risks related to liabilities to hosts, guests, passengers, and third parties resulting from personal injuries and property damage caused by the use of shared vehicles by our guests.

We have in the past been, are currently, and may in the future become, involved in civil and criminal proceedings arising out of the use of shared vehicles by guests and their passengers. Third parties have claimed to be injured by guests operating shared vehicles and have brought lawsuits against us, hosts, and guests that allege property damage, serious bodily injury, and wrongful death. These claims are often difficult to verify because we are not able to verify the condition of shared vehicles after reservations have ended. While we maintain third party automobile liability insurance coverage for trips booked on our platform, this coverage and our policy limits may be jeopardized by factors such as the extent of the injuries sustained, the condition of the shared vehicle at the time of the accident, and whether an unauthorized third party other than the guest was permitted to drive the shared vehicle. If any of these factors are present, if the regulatory framework for such litigation is amended, or if we fail to respond to lawsuits in a timely manner, our liability may be greater than anticipated, and our business, financial condition, and results of operations would be negatively impacted.

In addition, as we expand into new geographical markets and the number of trips booked on our platform grows, our exposure to lawsuits brought by third parties will increase. Moreover, new markets may have laws that impose varying degrees of liability on us, hosts, and guests stemming from trips booked on our platform. Claims may be asserted against us for the negligence of our hosts or guests, and such claims may be facilitated by the laws of certain jurisdictions. Our ability to successfully settle or dismiss previous litigation initiated against us, hosts or guests is not an indication of our ability to do so in the future. If we are unable to settle or dismiss such litigation, our business, reputation, and financial condition could be harmed.

We are subject to regulatory inquiries and different jurisdictions taking the position that we are subject to various licensing requirements, and failure to comply may adversely impact our operations and/or result in significant expenses and liabilities, including fines.

In certain jurisdictions, we have applied for and obtained licenses or permits to operate aspects of our business, and we must continue to comply with the regulatory requirements and restrictions imposed by those jurisdictions. For example, in the State of Maryland, we have applied for and obtained a limited lines license to sell insurance as part of our peer-to-peer carsharing operations in the state. Obtaining and maintaining business licenses is essential to the growth of our business. If we fail to comply with applicable licensure requirements for a jurisdiction, we may face fees, fine or penalties, and we could be prevented from operating in that jurisdiction. As a result, our business, financial condition, and results of operations could be negatively impacted.

We are subject to risks related to corporate social responsibility, including the risk that our expectations or estimates regarding environmental, social and governance matters may not be achieved or may be incorrect.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship and corporate governance and transparency. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. For example, we have been in the past, and may in the future, be subject to claims of “greenwashing” (e.g., if our carbon footprint is alleged to be greater than what we claim, or if our claims regarding the environmental benefits of carsharing are false or misleading). Our expectations and estimates regarding ESG matters, including the potential environmental impact of our business model and initiatives, may not be achieved or may ultimately prove to be incorrect, which may lead to additional claims or liability.

Additionally, new regulatory initiatives related to ESG could adversely affect our business. For example, the SEC has announced that it may require disclosure of certain ESG-related matters. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, or affect the manner in which we conduct our operations.

The private placement warrants are accounted for as liabilities and the changes in value of the private placement warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the warrants. As a result of the SEC Statement, InterPrivate II reevaluated the accounting treatment of the public warrants and private placement warrants, and determined to classify the private placement warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of December 31, 2022, contained elsewhere in this report are derivative liabilities related to the warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

Risks Related to Our Securities

There can be no assurance that we will be able to regain compliance or comply with the continued listing standards of NYSE, which could result in the delisting of our securities, limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Prior to the Business Combination, there was a limited public trading market for our securities. Following the Business Combination, an active trading market for our securities may never develop or, if developed, it may not be sustained. Our common stock and public warrants are listed on NYSE under the symbols “GETR” and “GETR WS,” respectively. However, we cannot assure you that we will be able maintain the listing of our securities on the NYSE in the future.

On January 30, 2023, we received a written notice from NYSE that, because the average closing price for our common stock had fallen below $1.00 per share for 30 consecutive trading days, we no longer comply with the minimum share price criteria of Section 802.01C of the NYSE Listed Company Manual for continued listing on the NYSE. On March 27, 2023, we received a written notice from NYSE that we were not in compliance with Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our last reported stockholders’ equity was less than $50 million. Under NYSE procedures, we had 45 days from our receipt of the March notice to submit a plan to the NYSE demonstrating how we intend to regain compliance with the global market capitalization continued listing standard within 18 months, which compliance plan the NYSE accepted on June 27, 2023. On April 18, 2023, we received a written notice from NYSE that we were not in compliance with Section 802.01E of the NYSE Listed Company Manual, which requires timely filing of all required periodic reports with the SEC, because of our failure to timely file our annual report on Form 10-K for the fiscal year ended December 31, 2022. If we fail to regain compliance with Sections 802.01B, 802.01C or 802.01E of the NYSE Listed Company Manual during the respective cure periods or if we fail to meet material aspects of the compliance plan, the NYSE may commence suspension and delisting procedures.

If the NYSE delists our common stock and/or public warrants from trading on its exchange for failure to meet the continued listing standards, we and our securityholders could face significant material adverse consequences including:

•
a limited availability of market quotations for our securities;
•
reduced liquidity for our securities;
•
a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
•
a limited amount of analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If our common stock was not listed on NYSE, such securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer our securities because states are not preempted from regulating the sale of securities that are not covered securities.

We have not filed the periodic reports required by applicable SEC rules and regulations within the time permitted, and there can be no assurance we will be able to regain compliance with such filing deadlines, which could result in the delisting of our securities and subject us to additional trading restrictions.

We did not file this Form 10-K, and Form 10-Q with respect to the first, second and third quarters of fiscal year 2022 within the time permitted under SEC rules and regulations. While we believe these failures to timely file such reports were largely due to factors beyond our control that are no longer present, there can be no assurance we will be able to regain compliance with such filing requirements, which could result in the delisting of our securities, limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

The market price of our common stock and warrants may be volatile, which could cause the value of your investment to decline.

The market price of our common stock and warrants has been and may continue to be volatile and subject to wide fluctuations depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Since the Closing Date, the market price for our common stock has varied between a high of $8.88 on December 8, 2022, and a low of $0.2005 on October 30, 2023, and the market price for our warrants has varied between a high of $0.42 on December 9, 2022, and a low of $0.0075 on October 23, 2023. These fluctuations could cause you to lose all or part of your investment in our common stock or warrants. Factors affecting the trading price of our common stock and warrants may include:

•
market conditions in our industry or the broader stock market;
•
actual or anticipated fluctuations in our financial and operating results;
•
actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•
the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;
•
changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
•
the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•
our ability to maintain and enhance our platform, marketplace and brand, and to attract hosts and guests;
•
announced or completed acquisitions of businesses, commercial relationships, products, services or technologies by us or our competitors;
•
changes in laws and regulations affecting our business;
•
changes in accounting standards, policies, guidelines, interpretations or principles;
•
commencement of, or involvement in, litigation involving us;
•
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•
sales, or anticipated sales, of large blocks of our common stock;
•
any major change in the composition of the Board or our management;
•
general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics (such as COVID-19), currency fluctuations and acts of war or terrorism; and
•
other risk factors listed under this “Risk Factors” section.

Broad market and industry factors may materially harm the market price of our common stock and warrants, regardless of our actual operating performance. The stock markets in general, and the trading of transportation companies’ and technology companies’ securities in particular, have, from time to time, experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, including transportation companies and technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the market price of our common stock or warrants or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. Shareholder activism or securities litigation could give rise to perceived uncertainties regarding the future of our business and it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect relationships with suppliers, hosts, guests and other parties.

Further, although our common stock and public warrants are currently listed on NYSE, an active trading market for our securities may not be sustained. Accordingly, if an active trading market for these securities is not maintained, the liquidity of our common stock and warrants, your ability to sell your shares of our common stock or warrants when desired and the prices that you may obtain for your shares or warrants will be adversely affected.

We may require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.

We expect our expenditures to continue to be significant in the foreseeable future as we expand our business, and that our level of expenditures will be significantly affected by the growth of supply and demand for shared vehicles in our marketplace. The fact that we have a limited operating history at our current scale and as an international company means that our business model has not yet been fully proven. As a result, our future capital requirements may be uncertain and actual capital requirements may be different from those currently anticipated. We may need to seek equity or debt financing to finance a portion of our capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any funding, and we might not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

In addition, our future capital needs and other business reasons could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our ability to pay dividends to our stockholders. If we cannot raise additional funds when we need or want them, our business, financial condition, and results of operations could be negatively impacted.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could reduce the price that our common stock might otherwise attain.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for investors to sell their shares of our common stock at a time and price that investors deem appropriate. All shares of our common stock previously held by the pre-Business Combination InterPrivate II stockholders at the completion of the Business Combination and a substantial number of shares of our common stock issued as merger consideration in the Business Combination are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which are subject to restrictions under the Securities Act.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. An aggregate of approximately 6.5 million shares of common stock held by InterPrivate II’s sponsor, InterPrivate Acquisition Management II, LLC (the “Sponsor”), and former independent directors of InterPrivate II are subject to transfer restrictions set forth in our Amended and Restated Registration Rights Agreement dated December 8, 2022, by and among us and certain of our securityholders (the “Registration Rights Agreement”), (i) with respect to 50% of such shares, for a period ending on the earlier of December 8, 2023 (the one-year anniversary of the date of the Closing Date), and the date on which the closing price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period following the Closing, and (ii) with respect to the remaining 50% of such shares, for a period ending on December 8, 2023 (the one-year anniversary of the Closing Date), or earlier if, subsequent to the Closing Date, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. In addition, Mr. Zaid, our Chief Executive Officer, has further agreed, subject to certain exceptions, to extend the transfer restrictions set forth in the Registration Rights Agreement applicable to the shares of closing merger consideration beneficially owned by him for a period ending on December 8, 2023 (the date that is 12 months after the Closing Date).

Stockholders owning an aggregate of approximately 44.4 million outstanding shares of our common stock and the 4.6 million private placement warrants are entitled, under the Registration Rights Agreement, to require us to register such shares and warrants for public sale in the United States. Holders of the Convertible Notes and 7.0 million warrants to purchase shares of our common stock issued pursuant to the Convertible Notes Subscription Agreement (the “Convertible Notes Warrants”) also are entitled, under the Convertible Notes Subscription Agreement, to require us to register for public sale in the United States the shares issued to them pursuant to the Convertible Notes Subscription Agreement and the shares underlying the Convertible Notes and the Convertible Notes Warrants. We have filed a registration statement on Form S-1 to register the resale of these securities pursuant to the foregoing registration rights, which registration statement has not yet been declared effective as of the date of this report. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our common stock to decline or be volatile.

We have also filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock that may be issued under our equity incentive plans from time to time, as well as shares of our common stock underlying outstanding equity awards that have been granted to our directors, executive officers and other employees, all of which are subject to time-based vesting conditions. Shares registered under this registration statement will be available for sale in the public market upon issuance subject to vesting arrangements and the exercise of options, as well as Rule 144 in the case of our affiliates.

Sales of such shares by stockholders as transfer restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock.

The Convertible Notes may result in the dilution of our stockholders, create downward pressure on the price of our common stock, impact our financial results and restrict our ability to raise additional capital or take advantage of future opportunities.

The Convertible Notes are convertible into shares of common stock at the option of the noteholders at any time until the close of business on the second scheduled trading day immediately before the maturity date of the Convertible Notes. The initial conversion rate of the Convertible Notes was 86.96 shares of common stock per $1,000 principal amount, representing an initial conversion price of $11.50 per share. The initial conversion price was subject to a downward adjustment to 115% of the average daily volume-weighted average trading price (“VWAP”) of our common stock for the 90 trading days after the Closing Date, subject to a minimum conversion price of $9.21 per share. Pursuant to the terms of the Convertible Notes Indenture, effective as of April 21, 2023, the conversion price for the Convertible Notes was automatically adjusted downward to the minimum conversion price of $9.21 per share, which is equivalent to a conversion rate of approximately 108.58 shares of common stock per $1,000 principal amount of Convertible Notes. The conversion price is subject to further adjustments as provided in the Convertible Notes Indenture, including adjustments in connection with certain issuances or deemed issuances of our common stock at a price less than the then-effective conversion price, at any time prior to the close of business on the second scheduled trading day immediately before the maturity date of the Convertible Notes. The conversion price is also subject to further downward adjustment pursuant to the subscription agreement entered into on September 8, 2023, in connection with the superpriority note bridge financing. The Convertible Notes bear stated interest at a rate of 8.00% per annum for cash interest or 9.50% per annum for interest paid-in-kind, which is to be selected at our option, and be paid semiannually. The Convertible Notes may also bear special interest, which would be paid in the same manner as the stated interest, if we fail to satisfy certain covenants under the Convertible Notes Indenture, including with respect to our timely filing of all required periodic reports with the SEC. The outstanding Convertible Notes may affect our earnings per share figures, as accounting procedures may require that we include in our calculation of earnings per share the number of shares of common stock into which the Convertible Notes are convertible. If the Convertible Notes are converted into shares of common stock, there will be dilution to our stockholders’ equity and the market price of our common stock may decrease due to the additional selling pressure in the market. Any downward pressure on the price of our common stock caused by the sale, or potential sale, of shares issuable upon conversion of the Convertible Notes could also encourage short sales by third parties, creating additional selling pressure on our share price.

The exercise of warrants for our common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2022, we have warrants outstanding to purchase an aggregate of 9,791,667 shares of common stock, consisting of 5,175,500 public warrants and 4,616,667 private placement warrants. These warrants became exercisable on January 7, 2023, which is the date that is 30 days after the Closing Date. The exercise price of these warrants is $11.50 per share. In addition, on May 4, 2023 we issued 7,000,000 Convertible Notes Warrants, in substantially the same form as the public warrants, pursuant to the Convertible Notes Subscription Agreement in satisfaction of a $3.5 million commitment fee payable to the subscribers thereunder. To the extent that any warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then-existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. However, there is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to holders of the warrants, thereby making those warrants worthless.

We have the ability to redeem outstanding warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our common stock equals or exceeds $18.00 per share (subject to certain adjustments) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date we give notice of redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force holders to (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) sell their warrants at the then-current market price when they might otherwise wish to hold the warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees. We are not contractually obligated to notify investors when the warrants become eligible for redemption and we do not intend to so notify investors upon eligibility of the warrants for redemption, unless and until we elect to redeem the warrants pursuant to the terms of the warrant agreement.

Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We have no current plans to pay cash dividends on our common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of the Board. The Board may take into account general and economic conditions, our results of operations and financial condition, our available cash, current and anticipated cash requirements, capital requirements, contractual, legal, tax and regulatory restrictions and such other factors that the Board may deem relevant. In addition, the Convertible Notes Indenture contains and any future indebtedness we or our subsidiaries may incur would likely contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restricting or limiting our ability to pay cash dividends. Furthermore, because we are a holding company, our ability to pay dividends will depend on our receipt of cash distributions and dividends, loans or other funds from our subsidiaries, which may be similarly affected by, among other things, the terms of any future indebtedness, other contractual restrictions and provisions of applicable law. As a result, you may not receive any return on an investment in our common stock unless you sell your shares for a price greater than that which you paid for it.

We are an “emerging growth company” as well as a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced obligations with respect to financial data, including presenting only two years of audited financial statements in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved; and an exemption from compliance with the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the financial statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the IPO. As a result, our stockholders may not have access to certain information they may deem important.

In addition, the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. This may make the comparison of our financial statements with another public company, which is neither an emerging growth company nor a company that has opted out of using the extended transition period, difficult because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult.

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

Delaware law and provisions in our amended and restated certificate of incorporation and our amended and restated bylaws could make a takeover proposal more difficult.

Certain provisions of our amended and restated certificate of incorporation, our amended and restated bylaws and laws of the State of Delaware could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder may consider favorable, including those attempts that might result in a premium over the market price for our common stock. Among other things, our amended and restated certificate of incorporation and our amended and restated bylaws include provisions that:

•
provide for a classified board of directors with staggered, three-year terms, which could delay the ability of stockholders to change the membership of a majority of the Board;
•
prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
provide for the right of the Board to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on the Board;
•
permit the Board to issue shares of common stock and preferred stock, including “blank check” preferred stock, and to determine the price and other terms of those shares, including preferences and voting rights of the preferred stock, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•
prohibit stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders;
•
require that a meeting of stockholders may not be called by stockholders, which may delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors.
•
provide advance notice requirements for nominations for election to the Board or for proposing matters that can be acted upon by stockholders at annual meetings of stockholders, which could preclude stockholders from bringing matters before annual meetings of stockholders and delay changes in the Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the company;
•
require a supermajority vote (or, if two-thirds of the Whole Board (as defined in the amended and restated certificate of incorporation) approves, a majority) of stockholders to amend certain provisions of the amended and restated certificate of incorporation or the amended and restated bylaws; and
•
provide the right of the Board to make, alter, or repeal the amended and restated bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the amended and restated bylaws to facilitate an unsolicited takeover attempt.

These provisions, alone or together, could delay hostile takeovers and changes in control of us or changes in the Board and our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents some stockholders holding more than 15% of outstanding our common stock from engaging in certain business combinations without approval of the holders of substantially all of our common stock. Any provision of our amended and restated certificate of incorporation, our amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our amended and restated certificate of incorporation and our amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.

Our amended and restated certificate of incorporation provides, that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action or proceeding brought on behalf of the company, (B) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former director, officer, other employee, agent or stockholder to the company or our stockholders, including without limitation a claim alleging the aiding and abetting of such a breach of fiduciary duty, (C) any action asserting a claim against the company or any of our current or former director, officer, employee, agent or stockholder arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (D) any action asserting a claim related to or involving the company that is governed by the internal affairs doctrine; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, and the rules and regulations promulgated thereunder; (iii) any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of the company will be deemed to have notice of and consented to these provisions; and (iv) failure to enforce the foregoing provisions would cause us irreparable harm, and we will be entitled to equitable relief, including injunctive relief and specific performance, to enforce the foregoing provisions. Nothing in our amended and restated certificate of incorporation or our amended and restated bylaws precludes stockholders that assert claims under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision that is contained in our amended and restated certificate of incorporation or our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and results of operations. For example, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former director, officer, other employee, agent, or stockholder to the company, which may discourage such claims against us or any of our current or former director, officer, other employee, agent, or stockholder to the company and result in increased costs for investors to bring a claim.

The warrant agreement governing the warrants designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of the warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.

The warrant agreement governing the warrants provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction will be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of the warrants will be deemed to have notice of and to have consented to the forum provisions in the warrant agreement. Holders of warrants cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

If any action within the scope of the forum provisions of the warrant agreement is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York in the name of any holder of warrants, such holder will be deemed to have consented to the personal jurisdiction of the state and federal courts located in the State of New York or the United States District Court for the Southern District of New York in connection with any action brought in any such court to enforce the forum provisions and having service of process made upon such warrant holder in any such action by service upon such warrant holder’s counsel in such action as agent for such warrant holder.

This choice of forum provision in the warrant agreement may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits and result in increased costs for holders to bring a claim. Alternatively, if a court were to find this choice of forum provision inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations.

General Risk Factors

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We face increased legal, accounting, administrative and other costs and expenses as a public company that Legacy Getaround did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities that Legacy Getaround had not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements and remediating material weaknesses in our internal control over financial reporting have and will continue to be incurred. Furthermore, if we experience any issues in complying with these requirements, we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may also make it more difficult to attract and retain qualified persons to serve on the Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations have increased our legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our business may be affected by macroeconomic conditions, including fears concerning the financial services industry, inflation, rising interest rates and volatile market conditions, and other uncertainties beyond our control.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank, with which we maintained deposit accounts to hold a portion of our cash and cash equivalents, failed and was taken into receivership by the Federal Deposit Insurance Corporation. Although we have regained access to our funds at Silicon Valley Bank and are evaluating our banking relationships, if another financial institution in which we hold our funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such funds or be subject to a delay in accessing all or a portion of such funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations, including payroll obligations. We also maintain investment accounts with other financial institutions in which we hold our investments and marketable securities and, if access to the funds we use for working capital and operating expenses is impaired, we may not be able to sell investments or transfer funds from our investment accounts to other operating accounts on a timely basis sufficient to meet our operating expense obligations.

Our ability to effectively run our business could also be adversely affected by general conditions in the global economy and in the financial services industry. Various macroeconomic factors could adversely affect our business, including fears concerning the banking sector, changes in inflation, interest rates and overall economic conditions and uncertainties. A severe or prolonged economic downturn could result in a variety of risks, including our ability to raise additional funding on a timely basis or on acceptable terms. A weak or declining economy could also affect third parties upon whom we depend to run our business. Increasing concerns over bank failures and bailouts and their potential broader effects and potential systemic risk on the banking sector generally and on the transportation industry and its participants may adversely affect our access to capital and our business and operations more generally. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general.

Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.

The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those previously required of Legacy Getaround as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable NYSE listing standards. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls in addition to those discussed in the section entitled “Controls and Procedures” under Part II, Item 9A of this report. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future.

Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. We are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our annual report on Form 10-K for the year ended December 31, 2023. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act or a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the price of our common stock.

Our results of operations and financial condition could be negatively impacted by changes in accounting principles.

The accounting for our business is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations, and changes in policies, rules, regulations, and interpretations of accounting and financial reporting requirements of the SEC or other regulatory agencies. Adoption of a change in accounting principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the adoption of such change. It is difficult to predict the impact of future changes to accounting principles and accounting policies over financial reporting, any of which could adversely affect our results of operations and financial condition and could require significant investment in systems and personnel.

If securities or industry analysts do not publish or cease publishing research or reports, or publish inaccurate or unfavorable research or reports, about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. We do not have any control over these analysts or the information contained in their reports. If securities and industry analysts do not commence and maintain coverage of our business, our stock price and trading volume would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our stock, publish inaccurate or unfavorable research about our business or our market, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our common stock could decrease, which might cause our stock price and trading volume to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is located in San Francisco, California under an operating lease agreement expiring in May 2029. We also have regional offices in Paris, France and Oslo, Norway. While our remote-first / friendly workplace allows us to maintain fewer offices and utilize less office space, we may choose to selectively procure additional space in the future as we continue to expand geographically.

Item 3. Legal Proceedings.

The information set forth under the heading “Legal Proceedings” in Note 14 – Commitments and Contingencies to our consolidated financial statements included in in Item 8 of Part II of this report, is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and public warrants are listed on the New York Stock Exchange (“NYSE”) under the symbols “GETR” and “GETR WS,” respectively. As of October 16, 2023, there were 399 holders of record of our common stock and 3 holders of record of warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividend Policy

We have not paid any cash dividends on our common stock to date. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Our ability to pay dividends on our common stock is restricted by the Convertible Notes Indenture. Any future determination to declare cash dividends will be made at the discretion of the Board, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that the Board may deem relevant.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our consolidated financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “us,” the “Company” or “Getaround” refer to the business and operations of Getaround, Inc., a Delaware corporation ("Legacy Getaround") prior to the Closing and to the business and operations of Getaround following the Closing.

Overview

Getaround is a global carsharing marketplace, powered by proprietary technology designed to make sharing cars simple, digital, on-demand, and automated. We reimagined the traditional car ownership model by empowering consumers, whom we refer to as our guests, to instantly and conveniently access safe, affordable and desirable cars they need while providing earnings potential to car owners who supply them, whom we refer to as our hosts. Our marketplace is designed to allow for a fully digital and contactless experience, without guests needing to wait in line at a car rental facility, manually fill out any paperwork, or meet anyone in person to exchange keys. Since launching in 2011, we have been focused on building and innovating our digital carsharing marketplace in the United States and internationally. As of December 31, 2022, our platform supports approximately 1.8 million unique guests and has approximately 66,000 active cars in more than 1,000 cities across 8 countries worldwide, including in the United States and across Europe

We believe booking and sharing cars should be a frictionless and hassle-free experience. Our proprietary cloud-based platform, which we call the Getaround Connect Cloud Platform, creates a digital experience that makes it easy for guests to find cars nearby, and for hosts to share their cars with guests, in both high and low population-density geographies. As of the year ended December 31, 2022, we have facilitated approximately 7 million carsharing trips and our hosts have earned more than $430 million via our marketplace, leading the digital transformation of carsharing with 20 times as many connected cars on our network as compared to our closest competitor as of 2022, according to our estimates.

We have established a broad network of loyal hosts and guests on our platform. Hosts benefit from low entry costs, digital fleet management, and dynamic pricing algorithms and optimization informed through data analytics. Guests benefit from an easy-to-use platform, the ability 24/7 to book cars located nearby by the hour or day, and a contactless booking, pickup and return experience, eliminating the need for in-person interaction. We leverage our powerful technology platform, our scaled network, and the rich data captured from trips to derive insights and to innovate in order to provide hosts and guests an offering that we believe is superior.

The Business Combination

On May 11, 2022, Legacy Getaround entered into the Merger Agreement with InterPrivate II, First Merger Sub and Second Merger Sub. InterPrivate II was a special purpose acquisition company formed for the purpose of effecting a business combination with one or more businesses. The Business Combination closed on December 8, 2022, and comprised the following transactions, (a) First Merger Sub merged with and into Legacy Getaround, with Legacy Getaround being the surviving corporation of the First Merger, and (b) immediately following the First Merger, Legacy Getaround merged with and into Second Merger Sub, with Second Merger Sub being the surviving company of the Second Merger as a direct wholly owned subsidiary of InterPrivate II. Upon the consummation of the Business Combination, InterPrivate II was renamed “Getaround, Inc.”

The Business Combination is accounted for as a reverse capitalization in accordance with GAAP. Under the guidance in ASC 805, InterPrivate II has been determined to be the “acquired” company for financial reporting purposes. Legacy Getaround has been deemed the accounting predecessor of the combined business and the successor SEC registrant. The Business Combination is treated as the equivalent of Legacy Getaround issuing stock for the net assets of InterPrivate II, accompanied by a recapitalization. The net assets of InterPrivate II will approximate its historical cost with no goodwill or intangible assets recorded in connection with the Business Combination.

As a result of the Business Combination, we became the successor to an NYSE-listed reporting company, which required us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, non-employee director fees, and additional internal and external accounting, legal and administrative resources.

Mudrick Convertible Notes

Subsequent to the Business Combination in December 2022, in connection with the merger of InterPrivate II through its wholly-owned subsidiaries, pursuant to the Merger Agreement and the convertible note subscription agreement, dated May 11, 2022, as amended December 8, 2022, by and among InterPrivate II and Mudrick Capital Management L.P. on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by Mudrick Capital Management L.P. or its affiliates (“noteholders”), the Company issued $175 million of senior secured convertible notes (“Mudrick Convertible Notes”). The Convertible Notes accrue interest payable semi-annually in arrears on December 15 and June 15 of each year, beginning on June 15, 2023, at a rate of 8.00% per annum (if paid in cash) or 9.50% per annum (if paid in-kind). Upon the occurrence, and during the continuation, of an event of default, an additional 2.00% will be added to the stated interest rate. The Mudrick Convertible Notes will mature on December 8, 2027, unless earlier converted, redeemed or repurchased.

The Mudrick Convertible Notes are convertible at the option of the noteholders at any time until the close of business on the second scheduled trading day immediately before the maturity date. Conversions of the Mudrick Convertible Notes will be settled in shares of Class A common stock.

The initial conversion rate of the Mudrick Convertible Notes is 86.96 shares of Getaround common stock per $1,000 principal amount of Mudrick Convertible Notes, which is equivalent to an initial conversion price of approximately $11.50 per share. The initial conversion price is subject to a downward adjustment to 115% of the average daily volume-weighted average trading price (“VWAP”) of Getaround common stock for the 90 trading days after the closing date, subject to a minimum conversion price of $9.21 per share. The conversion price is subject to further adjustments including adjustments in connection with certain issuances or deemed issuances of Class A common stock at a price less than the then-effective conversion price, at any time prior to the close of business on the second scheduled trading day immediately before the maturity date of the Mudrick Convertible Notes.

The Mudrick Convertible Notes are redeemable at any time by the Company, in whole but not in part, for cash, at par plus accrued and unpaid interest to, but excluding, the redemption date, plus certain make-whole premiums.

In connection with the execution of the convertible note subscription agreement, the Company agreed to issue to the noteholders, within 100 trading days following the closing date, warrants in substantially the same form as previously issued public warrants, to purchase 2,800,000 shares of the Company’s common stock at an exercise price of $11.50 (Mudrick Warrants). The warrants will be exercisable for shares of the Company’s common stock having an aggregate value equal to $3.5 million, based upon a value of $1.25 per Convertible Notes Warrant. The value of the Warrants will be adjusted upward or downward to reflect the VWAP reported by Bloomberg LP (subject to customary proportionate adjustments affecting the outstanding shares of the Company’s common stock) of the equivalent Public Warrants during the 90 trading days following the closing date, subject to a maximum upward or downward adjustment of $0.75 per Convertible Notes Warrant. As a result of the adjustment, the minimum and maximum number of Convertible Notes Warrants that the Company is obligated to issue is 1,750,000 and 7,000,000, respectively. The Company has the right to pay cash in lieu of issuing the Convertible Notes Warrants, provided that such cash amount will be equal to $3.5 million. As the Company has not issued the Mudrick Warrants as of the Business Combination and December 31, 2022, the Company recorded a warrant commitment liability on the Company’s consolidated balance sheets. On May 4, 2023, the Company issued 7,000,000 warrants, (See Note 22 – Subsequent Events).

Additionally, 266,156 shares of common stock were issued to Mudrick entities as Equitable Adjustment Shares in pursuant to the convertible note subscription agreement. In exchange for the issuance of the Mudrick Convertible Notes, Equitable Adjustment Shares and Commitment to issue warrants, the Company agreed to pay a backstop fee of $5.2 million through a reduction of proceeds. The net proceeds from the issuance of the Mudrick Convertible Notes, Equitable Adjustment Shares and warrant commitment liability were $169.8 million.

Upon the occurrence of a fundamental change (such as a person or group obtaining a controlling interest in the Company, sale of substantially all of the Company’s asset, liquidation of the Company, or ceasing to be listed on The New York Stock Exchange, The NASDAQ Capital Market, The NASDAQ Global Market or The NASDAQ Global Select Market), subject to certain conditions and limited exceptions, holders may require the Company to repurchase for cash all or any portion of the Mudrick Convertible Notes in principal amounts of $1,000 or an integral multiple thereof, at a fundamental change repurchase price equal to the principal amount of the Mudrick Convertible Notes to be repurchased plus certain make-whole premiums, plus accrued and unpaid interest to, but excluding, the repurchase date.

On June 23, 2023, the Company received written notice from U.S. Bank Trust Company, National Association, for its failure to comply with the covenant of issuing the 10-K Annual report before March 1, 2023, and was required to provide 10-K Annual report prior to 60 days from the date of notice. By August 23, 2023, the Company had not yet filed its 10-K Annual report which the Mudrick Convertible noteholders considered an event of default. In lieu of acceleration of the repayment obligation, the Company elected to pay additional "Special" interest on the notes at a rate per annum equal to (a) one quarter of one percent (0.25%) of the principal amount for the first ninety (90) days during which the event of default continues, and, thereafter, (b) one half of one percent (0.50%) of the principal amount for the ninety first (91st) through the one hundred and eightieth (180th) day during which the event of default continues, provided, however, that in no event will any such special interest accrue on any day at a combined rate per annum that exceeds one half of one percent (0.50%). Following such elections, the convertible notes will be subject to acceleration from, and including, the one hundred and eighty first (181st) calendar day on which such event of default has occurred and is continuing or if the Company fails to pay any accrued and unpaid special interest when due. Special interest will cease to accrue from, and including, the earlier of (x) the date such event of default is cured or waived and (y) such one hundred and eighty first (181st) calendar day (See Note 22 – Subsequent Events for further discussion).

The Mudrick Convertible Notes were accounted for at fair value with changes in fair value being recognized under Convertible Promissory Note Fair Value Adjustment within the income statement (See Note 4 - Fair Value Measurements for a discussion of fair value accounting in connection with the Mudrick Convertible Notes).

Bridge Financing

In a series of closings during 2022, Getaround sold $37.5 million aggregate principal amount of its 2022 Bridge Notes pursuant to the 2022 Bridge Note Purchase Agreement. The 2022 Bridge Notes accrued interest at a rate of 1.85% per annum and had a maturity date in May 2024. Under the terms of the 2022 Bridge Note Purchase Agreement, Getaround was permitted to sell up to an additional $14.6 million aggregate principal amount of 2022 Bridge Notes prior to the Closing. The terms of the 2022 Bridge Notes provided that they would automatically convert prior to maturity (i) upon the consummation of Getaround’s initial public offering, into shares of Getaround common stock, or (ii) upon the consummation of a business combination with a special purpose acquisition company, into shares of the common stock of such special purpose acquisition company, in each case at a discount to the price per share in such transaction. In the case of a business combination, the terms of the 2022 Bridge Notes provided that the then-outstanding principal amount under the 2022 Bridge Notes, including any accrued interest thereon, would convert at a conversion price equal to $7.00 per share (or 70% of the price per share of the common stock of such special purpose acquisition company). In the event of certain qualified equity financings, the terms of the 2022 Bridge Notes provided that they would convert upon the election of the holders thereof into shares of the series and class of Getaround capital stock issued in such financing at a discount to the cash price per share in such transaction. The 2022 Bridge Notes would have also converted in the event of any liquidation transaction into the right to receive payment in cash of the outstanding principal amount, plus a premium, and any accrued but unpaid interest. In connection with the Closing, the 2022 Bridge Notes converted in accordance with their terms into 5,400,542 shares of Class A Stock.

Recent Developments

Restructuring plan. On February 1, 2023, the Board approved a restructuring plan to streamline operations and reduce costs to achieve a leaner path to profitability. The restructuring plan includes a reduction in our global headcount by approximately 10%. We also anticipate significantly reducing costs associated with external consultants, professional services providers and vendors for certain software and tools. We have also implemented a new suite of risk management tools to improve revenue yield and reduce the cost of risk during trips booked on the Getaround marketplace. We estimate that we will incur total costs in connection with the restructuring of approximately $1.4 million, substantially all of which is expected to be related to severance and benefits costs. These changes together are estimated to result in cost savings of between $25 million and $30 million on an annualized run-rate basis and these actions are expected to be completed in calendar year 2023.

Acquisition of HyreCar. On May 16, 2023, the Company entered into a definitive agreement to acquire substantially all of the assets of California-based HyreCar, a premier gig carsharing marketplace, for total contractual consideration of $8.13 million, subject to customary adjustments. The HyreCar acquisition consideration was comprised entirely of cash. Preliminarily, the transaction will be accounted for using the acquisition method of accounting, with the Company being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities of HyreCar will be recorded at their respective fair values as of the date of completion of the acquisition. The preliminary purchase price assessment remains an ongoing process and is subject to change for up to one year subsequent to the closing date of the acquisition.

Bridge financing. On August 7, 2023 the Company entered into a $3.0 million unsecured note with an existing lender, that was subsequently exchanged for and replaced with a superpriority note of $15.0 million with the same lender, pursuant to a subscription agreement entered into on September 8, 2023 (the "Subscription Agreement"). The superpriority note accrues interest monthly beginning on October 15, 2023, at a rate of 15.00% per annum. Upon the occurrence, and during the continuation, of an Event of Default (as defined in the Subscription Agreement), an additional 2.00% will be added to the stated interest rate. The superpriority note will mature on August 7, 2024 at which time 108% of the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased. The Company may prepay the superpriority note at any time prior to the maturity date, and subject to the following exception, must prepay the balance of the superpriority note with (a) 50% of the net proceeds received prior to, and 100% of the net proceeds received on or after, January 31, 2024 from issuances of the Company’s capital stock (excluding intra-company issuances) or issuances of Company debt by the Company or any of its subsidiaries, and (b) 100% of the net proceeds of any sale, or similar disposition, of the Company or any of its subsidiaries. The mandatory prepayments set forth above do not apply to the first $10.0 million of net proceeds received by the Company. The superpriority note is a senior secured obligation of the Company, guaranteed by certain of its subsidiaries and secured by collateral consisting of substantially all of the assets of the Company and its subsidiary guarantors. Subject to limited exceptions, the superpriority note will rank senior to all outstanding and future indebtedness of the Company.

Strategic process. The Subscription Agreement dated September 8, 2023, provides that, by October 27, 2023, the Company must have (i) taken specific steps to obtain a meaningful junior debt or equity investment to fund the operations of the Company or either sell all or substantially all of the Company and (ii) be engaged with at least one prospective counterparty in a manner that could be reasonably expected to yield a term sheet or letter of intent to invest in or acquire the Company as determined in the good faith, reasonable judgment of the purchaser of the superpriority note. Pursuant to the terms of the Subscription Agreement, members of Company management are entitled to a transaction bonus equal to 20% of the enterprise value of the Company and its subsidiaries in excess of $225 million received by the Company in the form of cash or securities, in the event of a sale of the Company or similar transactions.

Lease Agreement for Company Headquarters in San Francisco. The Company has not paid the lease payments due in October and November of 2023 in accordance with the lease agreement for the Company's headquarters in San Francisco, California. On October 19, 2023, subsequent to delivering a Lease Termination Offer to the landlord which the landlord verbally accepted but is pending final approval and documentation, $3.6 million in restricted cash was released to the landlord in response to the landlord's request pursuant to an irrevocable letter of credit provided to the landlord in connection with the lease agreement, The Company has adopted a "remote first" work policy in the spring of 2020, and does not rely on the headquarters facility for any material part of its operations.

Going Concern. We have incurred cumulative losses from inception through December 31, 2022, and expect to incur additional losses for the foreseeable future. Our ability to fund our operations and capital expenditures beyond our current cash, cash equivalents and marketable securities resources will depend on our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to develop and promote our platform, as well as to grow our marketplace globally. Our future capital requirements depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges or unforeseen circumstances, or for other reasons. As a result, we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after the date the financial statements are issued.

COVID-19 Update

The global COVID-19 health emergency has had an unprecedented effect on the global travel and hospitality industry. At times, governments and regulatory authorities have implemented measures to contain the spread of COVID-19, such as imposing restrictions on travel and business operations.

In response to COVID-19 and the unpredictable impacts to our business and to the market environment in cities where we operate, we shifted our strategy away from revenue growth and instead focused on preserving car supply and improving unit economics. Furthermore, COVID-19 has had an unprecedented detrimental impact to the global supply chain, increasing the prices of consumer goods and causing concerns among central banks of increased risk of inflation. Due to the evolving and uncertain nature of the global health emergency, we are not able to estimate the full extent of its impact on our business and results of operations.

Our Revenue Model

We operate a carsharing marketplace and generate revenue from fees charged to guests as well as subscriptions charged to hosts. A significant majority of our revenue in any period depends on a large number of Powerhosts, which we define as any host with three or more active cars in our marketplace. Getaround prices trips dynamically on the platform, leveraging our extensive repository of connected car data from the hundreds of millions of miles driven on our platform to intelligently price the risks of the trip, the market and the guest.

Our pricing system is designed to optimize each individual transaction value by balancing supply and demand information and utilizing dynamic pricing features that depend on multiple transaction attributes, such as trip length and location. The use of dynamic pricing features varies across geographies, as slightly different strategies are appropriate for different regions. In some geographies, all pricing is dynamically priced on a per trip basis, and varies by time of day, day of week, vehicle details, geography, historical demand and supply levels, among other factors. Hosts control the pricing of this model by setting a minimum daily rate for their vehicle, as well as other inputs such as the minimum trip duration. In other geographies, hosts have the option of using our pricing system to dynamically set prices on their vehicle, or to more specifically control prices directly on a per-day basis. If they choose to set prices themselves per-day, the system still provides personalized suggestions for pricing, based on a similar set of attributes and historical data as our fully dynamic model would do. Through these processes both the fee we charge the guest for usage of the vehicle subject to a booking, or the “Trip Price,” and in certain related fees, or “Trip-related Fees,” charged to the guest are capable of being set dynamically. Our pricing system also allows hosts in any geography to significantly increase their revenue yield by varying the Trip Price according to local supply and demand dynamics while Trip-related Fees, such as the booking fee and optional protection plans, are controlled by our pricing system based on a model that determines the risk profile of a trip, according to a number of risk factors such as lead time, trip duration, and an array of other factors. In some cases, prices for Trip-related Fees are set to offset the expected increased cost to the platform from riskier trips. Additionally, our dynamic pricing may improve revenue yield by incentivizing guests to book longer trips, thereby increasing the average order value and associated service revenue and host earnings.

The subscriptions that we charge to hosts vary by geography and typically include a Connect Subscription to access our connected car technology and may also include a Parking Subscription. Fees charged to hosts are independent of booking activity.

The revenue-generating components of a booked trip within our two-sided marketplace include:

•
Guests. For each trip on our platform, the amount we charge the guest consists of the Trip Price plus Trip-related Fees. The Trip Price and certain Trip-related Fees, such as a booking fee, are determined algorithmically at the time of booking while other fees may be charged during or after the trip, such as a toll fee or a late-return fee. The guest may also be charged various taxes, as applicable by geography, which we record as a pass-through and are excluded from Net Marketplace Value.
•
Hosts. For each trip on our platform, we charge a commission to the host based on a percentage of the Trip Price. The average commission on our platform is approximately 40% and the host retains the remaining 60%. A typical trip on our platform may also incur reimbursements back to the host for incidental charges such as low fuel or excess mileage. Third-party liability insurance for the host is included with every trip, provided that we do not provide insurance covering hosts and their vehicles, guests, or third parties where the host is a commercial entity and declines coverage under our policies.

Accordingly, under our model, our revenue consists of the commission that we charge to the host and 100% of the Trip-related Fees, which are net of reimbursements that may have been passed through to the host.

The table below shows the components of an illustrative booked trip, which is typically less than one day. Gross Booking Value and Net Marketplace Value in the table below exclude subscriptions charged to hosts and also exclude reductions in revenue resulting from incentive and refund payments made to hosts and guests. See the sections titled “— Key Business Metrics” and “— Non-GAAP Financial Measures” below for more information on the calculation of these metrics. For illustration purposes, we included a common reimbursement line item for incidental charges and an example of a local sales tax (which we collect and remit to local authorities in certain jurisdictions).

Illustrative Trip Example

Guest
Trip Price (dynamic)	$100.00
Plus: Trip-related Fees (including risk-based fees)	25.00
Plus: Host reimbursements	5.00
Plus: Taxes (as applicable, pass-through)	7.50
Total (Gross Booking Value)	$137.50

Host
Trip Price (dynamic)	$100.00
Plus: Host reimbursements	5.00
Less: Commission paid to Getaround	(40.00)
Total	$65.00

Getaround
Commission paid to Getaround	$40.00
Plus: Trip-related Fees (including risk-based fees)	25.00
Total (Net Marketplace Value)	$65.00

Components of Results of Operations

Total Revenues

We have three revenue streams: Carsharing Revenue, Connect Subscription Revenue, and Parking Revenue.

We generate substantially all of our revenue from our peer-to-peer carsharing marketplace platform that connects hosts and guests. We refer to that revenue stream as “Carsharing Revenue.” Carsharing Revenue is derived from trip reservation and other trip fees collected from guests who book and rent vehicles from the hosts through our platform at a mutually agreed upon rate. Within Europe, we are an intermediary of a sale of third-party vehicle insurance coverage to the guests during the booking process. We charge a nominal amount in exchange for being the intermediary in the sales transaction. Carsharing Revenue is presented net of payments due to hosts given that we act as an intermediary in the arrangement between the host and the guest.

We generate additional revenue from hosts’ subscriptions for the use of IoT hardware devices installed in certain cars, including the Getaround Connect IoT device. We refer to that revenue stream as “Connect Subscription Revenue”.

Carsharing Revenue and Connect Subscription Revenue are presented on a combined basis as “Service revenue” in our consolidated financial statements. Carsharing revenue represents substantially all of our Service Revenue as Connect Subscription Revenue has not been material in the periods presented.

The principal drivers of fluctuations in our Service revenue from period to period are our directed revenue management efforts, such as deliberate changes in pricing and availability optimization, and to a lesser extent, changes in the relative mix of cars on our marketplace, the relative mix of customer-specific use cases at a point in time (e.g., vacation travels and local trips), the scale of different cities across North America and Europe, foreign currency exchange rates, and the local pricing optimizations performed on a per-car and per-trip basis by our dynamic pricing system.

We also generate revenue by subleasing, on a monthly basis, dedicated parking spaces to our hosts. We refer to that revenue stream as “Parking revenue” and present it as “Lease revenue” in our consolidated financial statements.

Our Total Revenues are presented net of incentives and refunds. Please refer to Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this report for additional details on our revenue recognition policy.

Costs and Expenses

Cost of Revenue (exclusive of depreciation and amortization)

Cost of Revenue includes payment-processing fees, server hosting charges, and chargebacks associated with operating our platform. Cost of revenue (exclusive of amortization and depreciation) captures the costs directly related to and necessary for realization of transactions between the hosts and the guests through Company’s marketplace platform, other than the amortization of its platform technology. Cost of Revenue does not include depreciation and amortization. Cost of Revenue (exclusive of depreciation and amortization) may vary as a percentage of Total Revenues from year to year depending on booking activity on our marketplace.

Sales and Marketing

Sales and marketing expenses consist primarily of online digital advertising, brand advertising, out of home and outdoor advertising, market research, agency costs, trade shows and other events, public relations, and compensation and related personnel costs of our salesforce and marketing teams. We expect that our sales and marketing expense will increase and will vary from period to period as a percentage of net revenue for the foreseeable future.

Operations and Support

Operations and support expense primarily consists of trip support costs, compensation and related expenses of operations personnel, driver’s license and identity checks, parking space lease expense, onboarding expenses, and other operating costs. Trip support costs consist of auto insurance, insurance claims support and customer relations costs.

We expect that our operations and support costs will continue to increase for the foreseeable future to the extent that we continue to see growth in our key business metrics. Operations and support expenses may vary as a percentage of Total Revenues from year to year.

Technology and Product Development

Technology and product development expenses consist primarily of prototypes, product testing and testing equipment, and compensation and related personnel costs associated with the development, testing and maintenance of our software, hardware, and user experience. We expect that our technology and product development expenses will increase and vary from period to period as a percentage of Total Revenues for the foreseeable future.

General and Administrative

General and administrative expenses consist primarily of office space and facilities, non-auto insurance, professional services, business tools and subscriptions, bad debt, and compensation and related personnel costs of our administrative teams. We expect that we will incur additional general and administrative expenses as a result of operating as a public company. We expect that our general and administrative expenses will vary as a percentage of Total Revenues from period to period over the short term and decrease as a percentage of Total Revenues over the long term.

Depreciation and Amortization

Depreciation and amortization expenses consist of the associated depreciation and amortization of computer equipment, vehicles and vehicle equipment, office furniture and equipment, leasehold improvements, and intangibles and the impairment of long-lived assets. We expect that our depreciation and amortization expenses will vary as a percentage of Total Revenues from period to period over the short term and decrease as a percentage of Total Revenues over the long term.

Transaction Costs

Transaction costs consist primarily of professional services directly attributable to the execution of the Business Combination. We do not expect these costs to be material on a recurring basis.

Impairment Loss on Goodwill

Impairment loss on goodwill represents a non-cash expense resulting from the change in the fair value of goodwill from our historical acquisitions.

Gain on Extinguishment of Debt

During the year ended December 31, 2021, our Paycheck Protection Program loan was forgiven and resulted in the recognition of a gain on extinguishment of debt during the period. No event similar to this has occured in the year ended December 31, 2022.

Convertible Promissory Note and Securities Fair Value Adjustment

Certain debt instruments issued by Getaround are carried at fair value on our balance sheet. Changes in fair value of those instruments are captured in our results of operation. Convertible promissory note and securities fair value adjustment consists of unrealized gains and losses as a result of marking our convertible promissory notes to fair market value at the end of each reporting period. We will continue to recognize changes in the fair value of such instruments until each respective instrument is exercised, repaid, or qualifies for equity classification. For additional information on securities carried at fair value and fair value measurement please refer to Note 4 - Fair Value Measurement to our consolidated financial statements included herein.

Warrant Liability Fair Value Adjustment

Certain warrants issued by Getaround are deemed to be a liability for accounting purposes and are therefore carried at fair value on our balance sheet. Changes in the fair value of those liabilities are captured in our results of operations. Warrant liability fair value adjustment consists of unrealized gains and losses as a result of marking our liability classified warrants to fair market value at the end of each reporting period. We will continue to recognize changes in the fair value of such warrants until each respective warrant is exercised, expired, or qualifies for equity classification. For additional information on securities carried at fair value and fair value measurement please refer to Note 4 – Fair Value Measurement to our consolidated financial statements included herein.

Interest Expense, Net

Interest expense is associated with our outstanding debt, including amortization of debt discounts and issuance costs.

Other Income (Expense), Net

Other income (expense), net consists of various, individually immaterial items that are not directly related to operations of Getaround.

Income Tax Benefit

Income tax benefit consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations

Year Ended December 31, 2022, Compared to Year Ended December 31, 2021

The following table summarizes our consolidated statements of operations and comprehensive loss for each of the periods presented:

(In thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Service revenue	$58,108	$61,120
Lease revenue	1,347	1,947
Total Revenues	$59,455	$63,067
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization):
Service	$5,445	$5,859
Lease	126	187
Sales and marketing	34,525	20,331
Operations and support	56,634	46,978
Technology and product development	24,677	17,800
General and administrative	58,800	59,458
Depreciation and amortization	10,141	12,815
Transaction costs	26,807	—
Impairment loss on goodwill	23,269	—
Total Operating Expenses	$240,424	$163,428
Loss from Operations	$(180,969)	$(100,361)
Other Income (Expense)
Gain on extinguishment of debt	$—	$7,017
Convertible promissory note and securities fair value adjustment	93,029	(5,383)
Warrant liability fair value adjustment	(31,749)	(15,353)
Interest expense, net	(14,181)	(7,370)
Other income (expense), net	(2,833)	916
Total Other Income (Expense)	$44,266	$(20,173)
Loss, before benefit for income taxes	$(136,703)	$(120,534)
Income Tax Benefit	(638)	(471)
Net Loss	$(136,065)	$(120,063)
Foreign Currency Translation (Loss) Gain	(8,387)	(11,203)
Comprehensive Loss	$(144,452)	$(131,266)

The following table sets forth the components of our consolidated statements of operations and comprehensive loss for each of the periods presented as a percentage of Total Revenues:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Service revenue	98%	97%
Lease revenue	2	3
Total Revenues	100%	100%
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization):
Service	9%	9%
Lease	—	—
Sales and marketing	58	32
Operations and support	95	74
Technology and product development	42	28
General and administrative	99	94
Depreciation and amortization	17	20
Transaction costs	45	—
Impairment loss on goodwill	39	—
Total Operating Expenses	404%	259%
Loss from Operations	(304)%	(159)%
Other Income (Expense)
Gain on extinguishment of debt	—	11%
Convertible promissory note and securities fair value adjustment	156	(9)
Warrant liability fair value adjustment	(53)	(24)
Interest expense, net	(24)	(12)
Other income (expense), net	(5)	1
Total Other Income (Expense)	74%	(32)%
Loss, before benefit for income taxes	(230)%	(191)%
Income Tax Provision (Benefit)	(1)	(1)
Net Loss	(229)%	(190)%
Foreign Currency Translation (Loss) Gain	(14)	(18)
Comprehensive Loss	(243)%	(208)%

Comparison of the Years Ended December 31, 2022 and 2021

Total Revenues

	Year Ended December 31, 2022	Year Ended December 31, 2021	% Change
(In thousands, except percentages)
Service revenue	$58,108	$61,120	(5)%
Lease revenue	1,347	1,947	(31)%
Total revenues	$59,455	$63,067	(6)%

Total revenues decreased by $3.6 million, or 6%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Fluctuations in the U.S. dollar compared to the Euro unfavorably impacted our total revenues by $2.9 million for the year ended December 31, 2022 as compared to the year prior.

Service revenue decreased by $3.0 million, or 5%, driven primarily by a $2.8 million unfavorable foreign exchange impact, and an increase of $4.2 million in incentives to attract new customers onto the marketplace, a contra-revenue component of our Service revenue. This impact was partially offset by incremental Service revenue attributable to an increase in our GBV on a per trip basis. See “Key Business Metrics” below for a discussion of GBV.

Lease revenue decreased by a total of $0.6 million, or 31%, primarily due to Hosts’ greater utilization of parking locations outside of our marketplace of parking providers, which reduced the overall number of parking spaces generating Lease revenue.

We believe our moderate increase in marketing spend together with the global vehicle supply shortage and the availability of COVID-19 vaccines drove higher utilization of our marketplace by contributing to an overall increase in demand.

Cost of Revenue (exclusive of depreciation and amortization)

	Year Ended December 31, 2022	Year Ended December 31, 2021	% Change
(In thousands, except percentages)
Service	$5,445	$5,859	(7)%
Lease	126	187	(33)%
Total cost of revenue	$5,571	$6,046	(8)%
Percentage of total revenues	9%	10%

Total cost of revenue (exclusive of depreciation and amortization) decreased $0.5 million, or 8%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. Cost of revenue varies with both the price and number of the transactions, which impact transaction processing fees, as well as with overall traffic, including research and development activities, on our platform that impacts the hosting charges. The overall decrease derived from operational efficiency improvements we continue to make.

Sales and Marketing

	Year Ended December 31, 2022	Year Ended December 31, 2021	% Change
(In thousands, except percentages)
Sales and marketing	$34,525	$20,331	70%
Percentage of total revenues	58%	32%

Sales and marketing expense increased $14.2 million, or 70%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily attributable to an increase of $8.8 million in advertising and related expenses, as well as a $5.4 million increase in compensation expense, inclusive of the $0.8 million decrease in stock-based compensation expense. Following the outbreak of COVID-19 in the second quarter of 2020, we temporarily paused substantially all marketing investments in all regions and restarted our marketing activities in the second half of 2021 with a gradual increase throughout 2022, which drove the overall increase in advertising expenses.

Operations and Support

	Year Ended December 31, 2022	Year Ended December 31, 2021	% Change
(In thousands, except percentages)
Operations and support	$56,634	$46,978	21%
Percentage of total revenues	95%	74%

Operations and support expenses increased $9.7 million, or 21%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily attributable to a $7.0 million increase in compensation expense due to increases in headcount and wages as we continue to scale our operations, a $1.9 million increase in insurance claims expenses due to supply chain disruptions which increased our vehicle repair costs, and a $0.9 million increase in towing costs.

Technology and Product Development

	Year Ended December 31, 2022	Year Ended December 31, 2021	% Change
(In thousands, except percentages)
Technology and product development	$24,677	$17,800	39%
Percentage of total revenues	42%	28%
Technology and product development costs increased $6.9 million, or 39%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily driven by an increase in compensation expense as the Company continues to commit to advancing its technology.

General and Administrative

	Year Ended December 31, 2022	Year Ended December 31, 2021	% Change
(In thousands, except percentages)
General and administrative	$58,800	$59,458	(1)%
Percentage of total revenues	99%	94%

General and administrative expenses decreased $0.7 million, or 1%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021.

The decrease was largely attributable to a $5.8 million decrease in compensation expense driven primarily by an $11.0 million in contingent compensation expense that occurred in 2021 that did not reoccur in 2022 (see Note 5 — Contingent Compensation to our consolidated financial statements included herein) as well as a $0.5 million reduction in stock-based compensation expense. The decrease was partially offset primarily by a $1.2 million increase in bad debt expense, a $1.1 million increase in subscription to various business analytics and other tools, a $0.9 million increase in recruiting expense, a $0.5 million increase in travel related expenses, a $0.8 million increase in excess and directors and officers insurance cost, as well modest increases in certain other costs associated with becoming a public company.

Depreciation and Amortization

	Year Ended December 31, 2022	Year Ended December 31, 2021	% Change
(In thousands, except percentages)
Depreciation and amortization	10,141	$12,815	(21)%
Percentage of total revenues	17%	20%

Depreciation and amortization expense decreased $2.7 million, or 21%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The net decrease is, in part, due to a $0.8 million depreciation expense for a write down of property and equipment in the Netherlands during 2021. No similar impairment expense occurred in 2022. The decrease in depreciation and amortization was also attributable to certain intangibles that were fully amortized in 2021, as well as to the decrease in value of the Euro as compared to the U.S. Dollar.

Transaction costs

	Year Ended December 31, 2022	Year Ended December 31, 2021	% Change
(In thousands, except percentages)
Transaction costs	$26,807	$—	*
Percentage of total revenues	45%	—

*Not meaningful

Transaction costs increased $26.8 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily driven by the impact of Bonus Shares expensed as part of the business combination accounting in the amount of $17.6 million, while the remaining portion relates to the professional services directly attributable to the execution of the Business Combination in 2022 (see Note 3 — Business Combination and Recapitalization to our consolidated financial statements included herein).

Impairment loss on goodwill

	Year Ended December 31, 2022	Year Ended December 31, 2021	% Change
(In thousands, except percentages)
Impairment loss on goodwill	23,269	$—	*
Percentage of total revenues	39%	—

*Not meaningful

Impairment loss on goodwill amounted to $23.3 million for the year ended December 31, 2022 and was driven by impairment of value of goodwill from acquisitions effected in 2019 (see Note 9 - Goodwill and Intangible Assets).

Gain on Extinguishment of Debt

	Year Ended December 31, 2022	Year Ended December 31, 2021	% Change
(In thousands, except percentages)
Gain on extinguishment of debt	$—	$7,017	*
Percentage of total revenues	—	11%

*Not meaningful

The gain on extinguishment of debt for the year ended December 31, 2021, was attributable to the forgiveness of $7.0 million in principal and accrued interest on our Paycheck Protection Program loan, in the second quarter of 2021.

Convertible Promissory Note and Securities Fair Value Adjustment

	Year Ended December 31, 2022	Year Ended December 31, 2021	% Change
(In thousands, except percentages)
Convertible promissory note and securities fair value adjustment	$93,029	$(5,383)	(1,828)%
Percentage of total revenues	156%	(9)%

We have elected to carry some of our convertible debt at fair value which, at times, subjects such debt to significant fair value fluctuations. The convertible promissory note and securities fair value adjustment changed by $98.4 million, or 1,828%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, following the change in the fair value of the outstanding convertible promissory notes and securities. Please refer to Note 4- Fair Value Measurements to our consolidated financial statements included herein for additional details on fair valuation of underlying securities.

Warrant Liability Fair Value Adjustment

	Year Ended December 31, 2022	Year Ended December 31, 2021	% Change
(In thousands, except percentages)
Warrant liability fair value adjustment	$(31,749)	$(15,353)	107%
Percentage of total revenues	(53)%	(24)%

Warrant liability fair value adjustment increased by $16.4 million, or 107%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. Change in fair value of the warrant liability fluctuates with the changes in the fair value of the underlying securities. Please refer to Note 4 – Fair Value Measurements to our consolidated financial statements included herein for additional details on fair valuation of underlying securities.

Interest Expense, Net

	Year Ended December 31, 2022	Year Ended December 31, 2021	% Change
(In thousands, except percentages)
Interest expense, net	$(14,181)	$(7,370)	92%
Percentage of total revenues	(24)%	(12)%

Interest expense, net, increased by $6.8 million, or 92%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily driven by an increase in our long-term debt. There was $75.0 million in notes payable issued in October of 2021 that resulted in increased interest expense during the year ended December 31, 2022 as compared to the year prior.

Other Income (Expense), Net

	Year Ended December 31, 2022	Year Ended December 31, 2021	% Change
(In thousands, except percentages)
Other income (expense), net	$(2,833)	$916	(409)%
Percentage of total revenues	(5)%	1%

Other income (expense), net changed by $3.7 million, or 409%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily a result of a change in realized and unrealized foreign currency exchange gains and losses, and a mix of miscellaneous expenses unrelated to our core operations.

Income Tax Benefit

	Year Ended December 31, 2022	Year Ended December 31, 2021	% Change
(In thousands, except percentages)
Income tax benefit	$(638)	$(471)	35%
Percentage of total revenues	(1)%	(1)%

Income tax benefit increased by $0.2 million, or 35%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase is primarily attributable to our international operations.

Segment and Geographical Results of Operations

We view and operate our business as one operating segment. Refer to Note 20 — Segment and Geographical Area Information to our consolidated financial statements included herein for additional details on this determination.

Key Business Metrics

We use the following key business metrics to measure our performance, identify trends relevant to our business, formulate financial projections and operating plans, and make strategic decisions. As a marketplace platform we have two main key business metrics: Gross Booking Value and Trips.

Gross Booking Value

Gross Booking Value (“GBV”) represents the dollar value of all service transactions on our platform during a period, charged to both guests and hosts, net of cancellations. This includes charges for transactions resulting from all revenue generating activities, inclusive of all pass-through fees and taxes, net of lease revenue. As such, we consider GBV to be a key indicator of our market scale. Growth of GBV reflects our ability to attract and retain guests and hosts on our platform.

	Year Ended December 31, 2022	Year Ended December 31, 2021
(In thousands)
Gross Booking Value	$175,489	$165,473

For the year ended December 31, 2022, GBV amounted to $175.5 million, an increase of $10.0 million, or 6%, from the year prior, primarily attributable to the increase in Trip count and improvements in revenue management which generated higher GBV per Trip, partially offset by the unfavorable impact from fluctuations in the U.S. dollar compared to the Euro, as discussed elsewhere in this document.

Trips

Trips are a measure of unit transactions in our marketplace, one of the key variables impacting our service revenue. Trips represent the number of non-cancelled unique bookings that ended during the period, net of trips contributing to lease revenue. A Trip represents a single unit of transaction on our platform. We expect the number of Trips to grow as we attract prospective guests to the platform and as already existing cohorts of guests increase their activity on our platform.

	Year Ended December 31, 2022	Year Ended December 31, 2021
(In thousands)
Trips	941	935

For the year ended December 31, 2022, we facilitated 941 thousand Trips, an increase of five thousand or 1% from the 935 thousand Trips during the year prior. The overall increase in Trips is largely attributable to the increase in marketing investments which drove vehicle supply increase. This increase was partially offset by longer trip duration, compared to the same period in the prior year.

Non-GAAP Financial Measures

We use Net Marketplace Value, Trip Contribution Profit, Trip Contribution Margin and Adjusted EBITDA, each of which are non-GAAP financial measures, in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with the Getaround Board concerning our financial performance. Our definitions of these non-GAAP financial measures may differ from definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar financial measures. Furthermore, these financial measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our consolidated statements of operations that are necessary to run our business. Additionally, a limitation of NMV is that it is a measure that we have defined for internal purposes that may be unique to us, and therefore may not enhance the comparability of our results to other companies in our industry that have similar arrangements but present the impact of fees and commissions differently. Thus, these non-GAAP financial measures should be considered in addition to, and not as a substitute for, or in isolation from, financial measures prepared in accordance with GAAP.

We compensate for these limitations by providing a reconciliation of each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure, and to view the non-GAAP financial measures in conjunction with their most directly comparable GAAP financial measures.

Net Marketplace Value

Net Marketplace Value (“NMV”) represents the dollar value of all transactions on our platform contributing to service revenue during a period, charged to both guests and hosts, net of cancellations, hosts’ earnings, incentives, and pass-throughs. NMV does not represent revenue earned by us and is not a substitute for service revenue, which consists of carsharing revenue and Connect subscription revenue recorded in accordance with GAAP. We believe that NMV is a meaningful measure of our operating performance because our ability to generate increases in NMV is strongly correlated to our ability to generate increases in total revenue. Management uses NMV as supplemental information to evaluate the global dollar value of transactions on our platform contributing to service revenue, understand our business and make operating decisions because service revenue by itself is not comparable across geographies due to the accounting treatment and contractual differences in trip insurance related charges to guests. While revenue generated in the United States includes amounts of insurance billed to the guest and recognized as Service Revenue under GAAP, revenue generated in the rest of the world excludes such amounts where guests contract directly with our insurance partners via our marketplace.

The following tables present a reconciliation of NMV from the most comparable GAAP measure, Service Revenues, for the periods presented:

	Year Ended December 31, 2022	Year Ended December 31, 2021
(In thousands)
Service Revenues	$58,108	$61,120
Plus: EU insurance share(1)	20,304	18,009
Net Marketplace Value	$78,412	$79,129

(1)
Represents the amount of insurance fees charged through the Getaround platform in Europe that are not recognized as revenue.

For the year ended December 31, 2022, NMV amounted to $78.4 million, a decrease of $0.7 million, or 1%, from the $79.1 million for the year prior. The change was primarily driven by a $2.3 million increase in the sale of European insurance more than offset by a $3.0 million decrease in Service revenue, including decrease due to the unfavorable fluctuations in the U.S. dollar compared to the Euro discussed elsewhere in this analysis.

Trip Contribution Profit and Trip Contribution Margin

Trip Contribution Profit is defined as our gross profit from Service revenue adjusted for: (i) cost of Service revenue, amortization and depreciation; and (ii) trip support costs, which consist of auto insurance expenses, claims support and customer relations costs. We define Trip Contribution Margin as Trip Contribution Profit divided by Service revenue recognized during the period presented. We believe these measures are leading indicators of our ability to achieve profitability and sustain or increase it over time. Trip Contribution Profit and Trip Contribution Margin are measures we use to understand and evaluate our operating performance and trends. Trip Contribution Profit and Trip Contribution Margin have generally increased over the periods as Service revenue increased while costs considered in the calculation of Trip Contribution Profit decreased as a percentage of Total Revenues.

The following tables present a reconciliation of Trip Contribution Profit from the most comparable GAAP measure, gross profit from Service revenue, for the periods presented:

	Year Ended December 31, 2022	Year Ended December 31, 2021
(In thousands, except percentages)
Gross profit from Service revenue	$49,679	$51,738
Gross margin from Service revenue	85%	85%

Plus: Cost of Service revenue, amortization and depreciation	2,984	3,523
Less: Trip support costs	(25,259)	(23,010)

Trip Contribution Profit	$27,404	$32,251
Trip Contribution Margin	47%	53%

Our gross profit from Service revenue is calculated as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
(In thousands, except percentages)
Service revenue	$58,108	$61,120
Less: Cost of Service revenue, net of amortization and depreciation	(5,445)	(5,859)
Less: Cost of Service revenue, amortization and depreciation	(2,984)	(3,523)

Gross profit from Service revenue	$49,679	$51,738
Gross margin from Service revenue	85%	85%

For the year ended December 31, 2022, Trip contribution profit amounted to $27.4 million, a decrease of $4.9 million, or 15%, from the year prior. The change is attributable to a $3.0 million decrease in Service revenue and $2.2 million increase in trip support costs, partially offset by a decrease in cost of Service revenue of $0.4 million.

For the year ended December 31, 2022, our Trip Contribution Margin was 47%, a reduction from our Trip Contribution Margin of 53% for the year prior. The reduction in our Trip Contribution Margin is largely attributable to an increase in Trip support costs, unfavorable foreign exchange impact and an increase in incentives.

Adjusted EBITDA

We define Adjusted EBITDA as net income adjusted for: (i) fair value adjustment of instruments carried at fair value; (ii) interest income (expense) and other income (expense); (iii) income tax provision; (iv) gain/(loss) on extinguishment of debt; (v) depreciation and amortization; (vi) stock-based compensation expense; (vii) contingent compensation; (viii) impairment loss on goodwill and (ix) certain expenses determined to be incurred outside of the regular course of business which includes: expenses associated with the termination of our leased vehicle supply arrangements, certain legal settlements and business combination-related legal fees, and investments in preparation of going public, initial implementation projects and transaction costs associated with proposed business combinations that are not subject to deferral. Adjusted EBITDA is a key performance measure that we use to assess operating performance and operating leverage of our business. As Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. Accordingly, we believe that Adjusted EBITDA provides useful to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. The items excluded from our Adjusted EBITDA calculation are either non-cash in nature, or not driven by core results of recurring operations and therefore not predictable or recurring, rendering comparisons with prior periods and competitors less meaningful.

The following tables present a reconciliation of Adjusted EBITDA from the most comparable GAAP measure, Net Loss, for the periods presented:

	Year Ended December 31, 2022	Year Ended December 31, 2021
(In thousands)
Net Loss	$(136,065)	$(120,063)
Plus: warrant liability, convertible promissory note and securities fair value adjustment	(61,280)	20,736
Plus: interest and other income (expense), net	17,014	6,454
Minus: income tax provision	(638)	(471)
Minus: gain on forgiveness of the PPP loan	—	(7,017)
Plus: depreciation and amortization	10,141	12,815
Plus: stock-based compensation	9,127	11,468
Plus: contingent compensation(1)	430	11,539
Plus: transaction costs	26,807	—
Plus: impairment loss on goodwill	23,269	—
Plus: expense not incurred in the regular course of business(2)	21,478	5,334
Adjusted EBITDA	$(89,717)	$(59,205)
(1)
Represents retention-based compensation related to a 2019 acquisition (see Note 5 — Contingent Compensation to our consolidated financial statements included herein
(2)
Of the total amount of the adjustment in 2022, $21.3 million is related to the 2022 Exchange Transaction, inclusive of the accrual for a possible tax obligation arising from the transaction. Please refer to Note 17 - Stock-Based Compensation to our consolidated financial statements included herein. Of the total amount of the adjustment in 2021, $4.4 million is related to special project expenses associated with preparation for becoming a public company that the Company does not expect to be recurring expenses.

For the year ended December 31, 2022, Adjusted EBITDA was a loss of $89.7 million, an unfavorable change by $30.5 million, or 52%, from the loss of $59.2 million from the year prior, driven primarily by our renewed focus on investment in brand awareness and customer acquisition, and investments in preparation for becoming a public company .

Liquidity and Capital Resources

Our principal sources of liquidity have historically consisted of cash generated from our financing activities. As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents of $64.3 million, exclusive of restricted cash of $3.6 million. Cash and cash equivalents consisted of institutional money market funds, and similar instruments that have an original maturity date of less than six months and are readily convertible into known amounts of cash. Restricted cash consists of letters of credit collateralizing lease agreements.

As noted above, we consummated the Business Combination with InterPrivate II on December 8, 2022.

We have incurred cumulative losses from inception through December 31, 2022, and expect to incur additional losses for the foreseeable future. Our ability to fund our operations and capital expenditures beyond our current cash, cash equivalents and marketable securities resources will depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to develop and promote our platform, as well as to grow our marketplace globally. Our future capital requirements depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges or unforeseen circumstances, or for other reasons. As a result, we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after the date the financial statements are issued.

Financing Arrangements

Mudrick Convertible Notes

The information set forth under “Overview—Mudrick Convertible Notes” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section is incorporated herein by reference. The Mudrick Convertible Notes contains various financial and non-financial covenants, including the obligation to maintain a minimum liquidity amount of at least $10.0 million. Getaround was in compliance with all covenants as of December 31, 2022. As of December 31, 2022, the outstanding principal amount and the fair value of the outstanding debt obligations under Mudrick Convertible Notes were $175.0 million and $56.7 million, respectively. (See Note 12 – Notes Payable).

Convertible Notes Payable

In a series of closings in 2021, Getaround sold $29.4 million aggregate principal amount of its 2021 Bridge Notes pursuant to the 2021 Bridge Note Purchase Agreement. The 2021 Bridge Notes, as subsequently amended, accrued interest at a rate of 0.12% per annum and had a maturity date in November 2023. In a series of closings in 2022, Getaround issued a total of $35.5 million aggregate principal amount of its 2022 Bridge Notes pursuant to the 2022 Bridge Note Purchase Agreement. The 2022 Bridge Notes accrued interest at a rate of 1.85% per annum and had a maturity date in May 2024. Getaround was permitted to issue up to an additional $14.6 million of 2022 Bridge Notes prior to the Closing pursuant to the 2022 Bridge Note Purchase Agreement. In addition, concurrently with the June 2022 issuance of 2022 Bridge Notes, an immediate family member of management provided an additional $4.75 million in advance financing in anticipation of additional bridge loan financing, which advance was settled in connection with the September 2022 issuance. In connection with the Closing, the 2021 and 2022 Bridge Notes converted in accordance with their terms into shares of Class A Stock. Please refer to Note 21 – Related - Party Transactions to our consolidated financial statements included herein for additional details.

Horizon Loan

In November 2020, Getaround entered into a loan agreement with a lender for an $18.0 million note payable (the “Horizon Loan”). On February 28, 2021, Getaround drew upon an additional $7.0 million, for a total note payable of $25.0 million. The Horizon Loan accrued interest at a rate of 10.5% per annum and had a maturity date of December 1, 2024. On October 8, 2021, the Horizon Loan was paid off and refinanced with the Deutsche Bank Loan, discussed below.

Deutsche Bank Loan

In October 2021, Getaround entered into the 2021 Credit Agreement for a $75.0 million note payable, with Deutsche Bank as the lead arranger (as amended, the “Deutsche Bank Loan”). Getaround used a portion of the proceeds to pay off the then-outstanding indebtedness under the Horizon Loan along with related early repayment fees. The Deutsche Bank Loan had a maturity date of October 7, 2023 and Getaround was required to make monthly interest-only payments at a rate of 10% per annum for the first twelve months, 11% per annum during the next six months, and 12% per annum for the remaining term of the note until the maturity date, at which point the principal is to be paid in full along with a final payment fee of $4,125,000. Getaround pledged as collateral all intellectual property held in the U.S., which has no book value, and Getaround’s equity interests of its subsidiaries.

The 2021 Credit Agreement required mandatory repayments in the event of either (1) an acceptable SPAC transaction or acceptable primary equity issuance with a valuation of Getaround’s equity interests of at least $1.0 billion is not consummated on or prior to November 30, 2022, or (2) if our total revenues as of the last day of any fiscal quarter ending on or after September 30, 2022 is below a certain threshold for the last twelve months. Upon either event, Getaround would be required to repay 4.17% (8.34% for the first month following a transaction consummation event or for the first two months following a revenue threshold event) of the principal amount outstanding as of the date of the event payable monthly on the first business day of the immediately following month and continuing until the maturity date. Subsequent compliance after the initial event will not alter the monthly mandatory repayment obligation.

Additionally, the 2021 Credit Agreement also required mandatory repayment if, after entering into the 2021 Credit Agreement, Getaround: (i) receives any cash proceeds from any capital contribution or any issuance of subordinated debt or equity interests, other than those permitted, of an amount equal to 100% of the net cash proceeds of the respective issuance and shall be applied pro rata on such date, provided the issuance is based on a valuation of all equity interests of Getaround of an amount equal to or greater than $1.0 billion, such repayment shall not exceed $40.0 million. (ii) receives any cash proceeds from any issuance or incurrence of indebtedness, other than permitted, of an amount equal to 100% of the net cash proceeds of the respective incurrence of indebtedness which shall be applied pro rata on such date; (iii) receives any cash proceeds from any asset sale in which the proceeds exceed $1.0 million per transaction or series of related transactions and $5.0 million in the aggregate per fiscal year, of an amount equal to 100% of the net sale proceeds which shall be applied pro rata on such date, subject to certain exceptions; (iv) experiences a change of control; and (v) receives any cash proceeds from any recovery event, unless such proceeds don’t exceed $1,000,000 in aggregate for all such recovery events over the term of the loan or if the proceeds are in respect to automobile insurance claims made in the ordinary course of business, of an amount equal to 100% of the net cash proceeds from such event which shall be applied pro rata on such date, subject to certain exceptions.

The 2021 Credit Agreement contained various non-financial covenants. Getaround was in compliance with all covenants throughout the repayment. In connection with the Closing, the outstanding debt obligations under the 2021 Credit Agreement of $75.0 million were repaid in full.

Prêt Garanti par l’État (“PGE”) Loan

In response to the COVID-19 pandemic, the French Government enacted a State Guarantee Scheme for new loans granted by financial institutions to aid French businesses from the period of March 16, 2020 through June 30, 2022. Loans cannot have a duration exceeding a period of six years from the date of the first disbursement. In November 2020, Getaround entered into loan agreements with three French lenders for a total of 4.5 million euros of notes payable (collectively, the “PGE Loan”), of which 3.0 million euros of the notes were interest free during the initial one-year term with the remaining 1.5 million euros having a 2.25% fixed interest rate and a recurring annual payment of 300,000 euros beginning September 2021 through June 2026. The notes payable of 3.0 million euros initially were to mature during November 2021 and were to be paid in full.

During January 2021, the payment terms of the 1.5 million euros loan were amended to have a recurring quarterly payment of 75,000 euros beginning September 2021 through June 2026. On July 13, 2021, Getaround entered into a discussion to amend the terms of the PGE Loan to defer first payments on 3.0 million euros of the loan due November 2021 to November 2022. Prior to the amendment, all 3.0 million euros of the loan principal was due in November 2021. The amendment to the payment terms of the PGE Loan was made through two agreements. Effective August 27, 2021, the first agreement deferred a first payment, where the principal of 600,000 euros was to be paid in full in November 2021, to be paid in monthly installments of 12,000 euros beginning December 2022 through November 2026 and added a 0.7% fixed interest rate. Effective October 1, 2021, the second agreement deferred a first payment, where the principal of 2.4 million euros was to be paid in full in November 2021, to be paid in monthly installments of 49,000 euros beginning December 2022 through November 2026 and added a 1.44% global effective rate.

As of December 31, 2022, the outstanding debt obligations under the PGE Loan were 4.1 million euros.

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. Among the provisions contained in the CARES Act is the creation of the Paycheck Protection Program (“PPP”) that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. On May 1, 2020, Getaround received total proceeds of $6,938,000 pursuant to the PPP (the “PPP Loan”). In accordance with the loan forgiveness requirements of the CARES Act, Getaround used the proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The interest rate on the PPP Loan is a fixed rate of 1% per annum. The PPP Loan was to mature on April 30, 2022.

In June 2021, Getaround’s PPP Loan principal of $6,938,000 and accrued interest of $79,000 was forgiven by the SBA, of which $17,000 interest expense was recognized during the six months ended June 30, 2021. The PPP Loan and application for forgiveness of the loan remain subject to review and audit by SBA for compliance with program requirements. Accordingly, Getaround is subject to audit or review by federal or state regulatory authorities as a result of applying for and obtaining the PPP Loan, and for obtaining forgiveness of the loan. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return or repay the full amount of the applicable loan and could be subject to fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations.

Cash Flows

The following tables presents the summary cash flow information for the periods indicated:

	Year Ended December 31, 2022	Year Ended December 31, 2021
(In thousands)
Net cash provided by (used in) -
Operating activities	$(132,529)	$(81,046)
Investing activities	(3,351)	(1,091)
Financing activities	138,158	85,965
Net (decrease) increase in cash	2,278	3,828
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(850)	(1,641)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$1,428	$2,187

Operating Activities

Net cash used in operating activities was $132,5 million and $81.0 million for the years ended December 31, 2022 and 2021, respectively. Comparability of operating cash flows between comparable periods was impacted by changes in working capital primarily driven by following factors: (i) sales volumes and timing of collections, (ii) volume of purchases and timing of payments, (iii) timing and volume of payments related to the cash portion of the contingent compensation liability incurred in connection with the 2019 Acquisition, and (iv) fluctuations in liability from obligation to remit insurance fees collected on behalf of an insurance company in Europe due to the timing of payments.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2022 amounted to $3.4 million, consisting of $2.3 million in payments for the purchase of property and equipment and $1.1 million investment in software development.

Net cash used in investing activities during the year ended December 31, 2021 amounted to $1.1 million, consisting of $1.5 million in purchases of property and equipment offset by $0.4 million in proceeds from sales of property and equipment.

Financing Activities

Net cash provided by financing activities was $138.2 million for the year ended December 31, 2022, primarily consisting of $169.8 million in proceeds from a loan from a financial institution, net of issuance costs, $37.5 million in proceeds from the issuance of other debt instruments, net of issuance cost and $15.7 of proceeds from reverse recapitalizatrion, which was partially offset by $79.3 million from the repayment of a loan to a financial institution together with the $5.3 million of repurchase of shares from a related party.

Net cash provided by financing activities was $86.0 million for the year ended December 31, 2021, primarily consisting of $73.7 million in proceeds from a loan from a financial institution, $29.4 million in proceeds from the issuance of convertible notes, $7.0 million in proceeds from the issuance of notes payable, and $1.4 million in proceeds from the exercise of common stock options which was partially offset by $25.0 million from the repayment of the loan from another financial institution and $1.9 million loan repayment and extinguishment fees.

Contractual Obligations and Commitment

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Below is a table that shows our contractual obligations as of December 31, 2022:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long Term Debt(1)	$179,410	$1,211	$2,280	$175,919	—
Operating Lease(2)	27,989	4,067	8,425	8,821	6,676
Total Contractual Obligations	$207,399	$5,278	$10,705	$184,740	$6,676

(1)
Refer to Note 12 - Notes Payable of this report for further details regarding our long-term debt obligations..
(2)
Refer to Note 13 - Leases of this report for further details regarding our operating lease obligations.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a material penalty are not included in the table above.

Contingencies

We are involved in claims, lawsuits, indirect tax matters, and proceedings arising from the ordinary course of our business. Legal fees and other expenses associated with such actions are expensed as incurred. We record a provision for a liability when we determine that a loss-related matter is both probable and reasonably estimable. We disclose material contingencies when we believe that a loss is not probable but reasonably possible and can be reasonably estimated. These claims, suits, and proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Determining both probability and the estimated amount is inherently uncertain and requires making numerous judgments, assumptions, and estimates. Many of these legal and tax contingencies can take years to resolve. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We deem our critical accounting policies and estimates to be as follows: Business combination accounting (see Note 1 - Nature of Business and Basis of Presentation); Revenue Recognition under ASC 606 - Revenue from contracts with customers; Stock-Based Compensation under ASC 718 - Compensation—Stock Compensation; Costs and expenses; and Goodwill and other intangible assets under ASC 350 Intangibles—Goodwill and Other. For a description of critical accounting policy related to Business combination accounting see Note 1 - Nature of Business and Basis of Presentation. For description of our other critical and significant accounting policies and estimates see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included herein.

The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our financials are described below.

Fair Value Measurements

We measure fair value based on the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. We use significant unobservable inputs to estimate the fair value of certain assets and liabilities.

Company Valuation and Fair Value Calculation of Convertible Redeemable Preferred Stock Warrants & Common Stock Warrant Liability, and Convertible Promissory Notes

In the absence of a public trading market, prior to the closing of the Business Combination the fair value of our common stock was determined by the Getaround Board. The Getaround Board considers numerous objective and subjective factors to determine the fair value of our common stock at each meeting in which awards are approved. The factors considered include, but are not limited to:

(i)
the results of contemporaneous independent third-party valuations of our common stock;
(ii)
the prices, rights, preferences and privileges of our preferred stock relative to those of our common stock;
(iii)
the lack of marketability of our common stock;
(iv)
actual operating and financial results;
(v)
current business conditions and projects;
(vi)
the likelihood of achieving a liquidity event; and
(vii)
precedent transactions involving our shares.

The fair value of our common stock was determined with an option pricing method (“OPM”) that utilizes both income and market approaches, which are probability weighted depending on the scenario of (i) a consummation of a business combination transaction with a special purpose acquisition company or (ii) remaining private.

The valuation methodology utilized under the remain private scenario was determined by first valuing our total equity, as of the end of each reporting period. This value was determined utilizing both income and market approaches which were weighted equally in the valuation. The income approach was applied through the use of a discounted cash flow analysis and the market approach was applied through the use of guideline public company multiples that were used to value our company under certain scenarios.

In determining the value under the consummation of a business combination transaction with a special purpose acquisition company scenario, we utilized the preliminary terms of the letter of intent with such special purpose acquisition company. In addition, as the letter of intent provides shareholders the right to receive an earnout, we determined the probability-weighted value per share associated with the earnout by utilizing a Monte Carlo simulation to determine the probability of achieving the earnout and its fair value.

The fair value of our redeemable convertible preferred and common stock warrants is estimated based on the probability weighted average values from (i) a Black-Scholes calculation and (ii) the fair value calculated from the Company Valuation OPM under the scenario of remaining private. The value from the Black-Scholes calculation reflects the value in an initial public offering scenario with the contractual term of the warrants, which is weighted by an estimated probability of a potential initial public offering at the applicable valuation. The value from the OPM reflects the value in an alternative exit scenario at which point the warrants were expected to be exercised. The OPM value was weighted by an estimated probability of a potential alternative exit event at the applicable valuation date.

The significant unobservable inputs into the valuation model used to estimate the fair value of the redeemable convertible preferred and common stock warrants include:

•
the timing of potential events (for example, a potential sale of the business or public offering) and their probability of occurring,
•
the selection of guideline public company multiples,
•
a discount for the lack of marketability of the preferred and common stock,
•
the projected future cash flows, and
•
the discount rate used to calculate the present-value of the estimated equity value allocated to each share class.

We may elect to carry convertible debt at fair value, when allowed by U.S. GAAP. In determining the fair value our convertible promissory notes, we applied the probability weighted expected return method (“PWERM”). The PWERM determines the value of an instrument based upon an analysis of future values for the potential instrument payouts under different future outcomes. The instrument value is based upon the present value of the probability of each future outcome becoming available to the instrument holders, and the rights of each security. Utilizing the PWERM, we assessed the probability that the convertible promissory notes would be converted to common stock through the consummation of a business combination transaction with a special purpose acquisition company or as a result of a qualified financing. Additional inputs used in applying the PWERM are: (i) the expected timing of the conversion, (ii) the amount subject to equity conversion, the sum of the notes’ principal and unpaid accrued interest, (iii) the contractual conversion price adjustment, and (iv) the discount rate, based on considerations of the comparable cost of capital for private mezzanine debt investments, and current market yields for corporate bonds of a similar yield.

An increase or decrease in any of the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

Stock-Based Compensation

We measure compensation expense for all stock-based payment awards, including stock options and restricted stock units granted to employees, directors and nonemployees based on the estimated fair value of the awards on the date of grant. The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model. The determination of the grant date fair value using an option-pricing model is affected by our estimated common stock fair value, as well as assumptions regarding a number of other complex and subjective variables. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, risk-free interest rate for the expected term of the award and expected dividends. Stock-based compensation is recognized on a straight-line basis over the requisite service period. These amounts are reduced by forfeitures as the forfeitures occur.

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements (See Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included herein).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in inflation and foreign currencies. Such fluctuations to date have not been significant.

Inflation Risk

We do not believe that inflation, including inflationary pressures arising from the effects of supply chain disruption, has had a material effect on our business, results of operations or financial condition, during the periods presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above. Nonetheless, if our marketplace or costs were to become subject to significant inflationary pressures, we may not be able to maintain our unit economics or fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.

Inflationary pressure as well certain global events in 2022 have also impacted the cost of fuel paid by our guests. While nearly all transportation alternatives have faced this same increased cost, increasing fuel prices may lead some potential customers to travel less, thereby reducing demand for our service and adversely impacting our results of operations. We do not believe that rising fuel prices have had a material impact on our business, results of operations or financial condition during the periods presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Foreign Currency Exchange Risk

We transact business globally in multiple currencies. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We are exposed to foreign currency risks related to our revenue and operating expenses, along with certain intercompany transactions, denominated in currencies other than the U.S. dollar, primarily the Euro and Norwegian Kroner and to a lesser degree, the British pound. Accordingly, changes in exchange rates may negatively affect our future revenue and other operating results as expressed in U.S. dollars. Our foreign currency risk is partially mitigated as our entities that primarily recognize revenue in currencies other than the U.S. dollar incur expenses in the same underlying currencies and as such we do not believe that foreign currency exchange risk has had a material effect on our business, results of operations or financial condition.

We have experienced, and will continue to experience, fluctuations in our net loss as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. These items are presented within Other income (expense), net in our consolidated statements of operations.

Interest Rate Risk

In response to increased inflation risk, many central banks across the globe, and in the markets where we operate, have increased key interest rates and may increase rates further in the future. While these interest rate increases have not directly impacted Getaround in the financial reporting periods presented in this report, there could be adverse impacts to our cost of borrowing should the Company seek additional credit financing in the future. We do not have any plans at this time to seek credit financing not otherwise described in this report. We are also monitoring the potential impact to our host community in determining whether increased costs of borrowing are impacting their ability to access auto financing. We believe that our revenue and pricing model sufficiently addresses this risk by ensuring that hosts are generating enough revenue to offset any potential increases to their borrowing costs in the future. We believe this risk may be further mitigated should the increased cost of auto financing lead to reduced consumer demand for car ownership and increased demand for our service.

Supply Chain Risk

Beginning in the third quarter of 2020, the supply of vehicles suitable for our marketplace has been negatively impacted by COVID-19, the global semiconductor supply chain shortage and related economic factors affecting the automotive industry. The shortage has reduced the manufacturing output and new vehicle inventory of OEMs, which has in turn increased prices for used cars in a significant manner. As a result, it has become more expensive for existing hosts to add eligible vehicles to our marketplace, and prospective hosts may be more hesitant to share their vehicles with us. Furthermore, given the historically high prices for used vehicles, existing hosts may be more likely to sell their vehicles than continue to make them available for sharing in our marketplace.

We have been able to mitigate the impact of the supply chain shortage through product and pricing changes and thereby have reduced the impact of these developments on our results of operations and financial condition during the periods presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above. However, if the current supply chain shortages and related economic factors affecting the automotive industry do not resolve, or if they were to worsen, and if we were unable to offset those impacts via changes to our product or pricing, or if customers do not accept those changes, our results of operations and financial condition would be materially and adversely impacted.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Getaround, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Getaround, Inc. (the “Company”) as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, changes in mezzanine equity and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2021 financial statements to retrospectively apply the reverse recapitalization, as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2021 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2021 financial statements taken as a whole.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced losses since its inception and expects operating losses and negative cash flows to continue for the foreseeable future, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ dbbmckennon

We have served as the Company’s auditor since 2023

Newport Beach, California

November 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Getaround, Inc.

San Francisco, California

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the reverse recapitalization described in Note 1, the accompanying consolidated balance sheet of Getaround, Inc. (the “Company”) as of December 31, 2021, and the related consolidated statements of operations and comprehensive loss, changes in mezzanine equity and stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). The 2021 consolidated financial statements before the effects of the adjustments discussed in Note 1 are not presented herein. In our opinion, the consolidated financial statements before the effects of the adjustments to retrospectively apply the reverse recapitalization described in Note 1, present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the reverse recapitalization described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by dbbmckennon.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company's auditor from 2016 to 2023.

/s/ BDO USA, P.C.

San Francisco, California

March 23, 2022

Getaround, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$64,294	$62,516
Restricted cash	3,600	3,950
Accounts receivable, net	533	1,936
Prepaid expenses and other current assets	6,084	5,890
Total Current Assets	$74,511	$74,292
Property and equipment, net	10,451	10,731
Operating lease right-of-use assets, net	13,284	—
Goodwill	92,728	122,805
Intangible assets, net	11,028	18,854
Deferred tax assets	46	159
Other assets	3,371	94
Total Assets	$205,419	$226,935
Liabilities, Mezzanine equity and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$3,652	$5,382
Accrued host payments and insurance fees	11,780	13,384
Operating lease liabilities, current	1,923	—
Notes payable, current	1,211	464
Warrant commitment liability	320	—
Other accrued liabilities	37,360	27,391
Deferred revenue	698	310
Total Current Liabilities	$56,944	$46,931
Notes payable, net of discount of $0 and $1,101, respectively (net of current portion)	3,198	78,357
Convertible notes payable ($56,743 and $34,803 measured at fair value, respectively)	56,842	35,277
Operating lease liabilities (net of current portion)	17,715	—
Deferred tax liabilities	973	1,868
Warrant liability	247	48,504
Other long-term liabilities	—	6,851
Total Liabilities	$135,919	$217,788
Commitments and contingencies (Note 14)
Mezzanine Equity
Convertible redeemable preferred stock; $0.00001 par value 0 and 59,691,437 shares authorized as of December 31, 2022 and 2021, respectively	$—	$—
Series A convertible; 0 and 4,642,935 shares designated as of December 31, 2022 and 2021, respectively, 0 and 3,419,807 issued and outstanding, respectively, liquidation value of $0 and $10,918, respectively	—	16,953
Series B convertible; 0 and 3,836,863 shares designated as of December 31, 2022 and 2021, respectively, 0 and 1,639,443 issued and outstanding, respectively, liquidation value of $0 and $8,251, respectively	—	9,338
Series C convertible; 0 and 5,933,162 shares designated as of December 31, 2022 and 2021, respectively, 0 and 3,470,349 issued and outstanding, respectively, liquidation value of $0 and $23,844, respectively	—	22,761
Series D convertible; 0 and 17,251,583 shares designated as of December 31, 2022 and 2021, respectively, 0 and 15,943,435 issued and outstanding, respectively, liquidation value of $0 and $345,713, respectively	—	241,428
Series E convertible; 0 and 28,026,894 shares designated as of December 31, 2022 and 2021 respectively, 0 shares and 15,709,782 issued and outstanding, respectively, liquidation value of $0 and $143,412 respectively	—	119,888
Total Mezzanine Equity	$—	$410,368
Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 92,085,974 share issued and outstanding as of December 31, 2022; and $0.00001 par value, 1,000,000,000 shares authorized, 25,536,563 shares issued and outstanding as of December 31, 2021	$9	$1
Additional paid-in capital	845,888	237,578
Stockholder notes	(8,284)	(14,478)
Treasury stock	—	(661)
Accumulated deficit	(762,009)	(625,944)
Accumulated other comprehensive (loss) income	(6,104)	2,283
Total Stockholders’ Equity (Deficit)	$69,500	$(401,221)
Total Liabilities Mezzanine Equity and Stockholders’ Equity (Deficit)	$205,419	$226,935

See accompanying notes to consolidated financial statements.

Getaround, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year ended December 31, 2022	Year ended December 31, 2021
Service revenue	$58,108	$61,120
Lease revenue	1,347	1,947
Total Revenues	$59,455	$63,067

Costs and Expenses
Cost of revenue (exclusive of amortization and depreciation shown separately below):
Service	$5,445	$5,859
Lease	126	187
Sales and marketing	34,525	20,331
Operations and support	56,634	46,978
Technology and product development	24,677	17,800
General and administrative	58,800	59,458
Depreciation and amortization	10,141	12,815
Transaction costs	26,807	—
Impairment loss on goodwill	23,269	—
Total Operating Expenses	$240,424	$163,428
Loss from Operations	$(180,969)	$(100,361)
Other Income (Expense)
Gain on extinguishment of debt	—	7,017
Convertible promissory note fair value adjustment	93,029	(5,383)
Warrant fair value adjustment	(31,749)	(15,353)
Interest expense, net	(14,181)	(7,370)
Other income (expense), net	(2,833)	916
Total Other Income (Expense)	$44,266	$(20,173)
Loss, before (Benefit) for Income Taxes	$(136,703)	$(120,534)
Income Tax Benefit	(638)	(471)
Net Loss	$(136,065)	$(120,063)
Foreign Currency Translation (Loss) Gain	(8,387)	(11,203)
Comprehensive Loss	$(144,452)	$(131,266)

Net Loss Per Share Attributable to Stockholders (Note 19):
Basic	(5.00)	(5.43)
Diluted	(5.00)	(5.43)
Weighted average shares outstanding (Basic and Diluted)	27,222	22,098

See accompanying notes to consolidated financial statements

Getaround, Inc.

Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Mezzanine Equity		Stockholders’ Equity (Deficit)
							Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Treasury Stock	Stockholder Notes	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Deficit
Balance, December 31, 2020	120,384,609	$399,855	69,345,606	$1	$(661)	$(14,478)	$230,028	$(505,881)	$13,486	$(277,505)
Retroactive conversion of shares due to Business Combination	(81,831,092)	$—	(47,137,476)	$—	$—	$—	$—	$—	$—	$—
Balance as effect of reverse recapitalization (FN1)	38,553,517	$399,855	22,208,130	1	$(661)	$(14,478)	230,028	$(505,881)	$13,486	$(277,505)
Stock option exercises	—	—	4,091,579	—	—	—	1,365	—	—	1,365
RSUs vested	—	—	287,801	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	11,468	—	—	11,468
Issuance of Series E convertible redeemable preferred stock, net of $26 issuance costs	129,513	616	—	—	—	—	—	—	—	—
Exchange of 1,155,987 shares of nonvoting common stock into 1,155,987 preferred stocks	1,155,987	6,382	(1,155,987)	—	—	—	(6,382)	—	—	(6,382)
Exercise of Series E-2 Preferred stock warrant into 24,851 Series E-2 convertible redeemable preferred stock	24,851	301	—	—	—	—	—	—	—	—
Exercise of Series E-3 Preferred stock warrant into 318,948 Series E-3 convertible redeemable preferred stock	318,948	3,214	—	—	—	—	—	—	—	—
Issuance of common stock to settle liability	—	—	105,040	—	—	—	1,099	—	—	1,099
Foreign currency translation gain	—	—	—	—	—	—	—	—	(11,203)	(11,203)
Net loss	—	—	—	—	—	—	—	(120,063)	—	(120,063)
Balance, December 31, 2021	40,182,816	$410,368	25,536,563	$1	$(661)	$(14,478)	$237,578	$(625,944)	$2,283	$(401,221)
Stock option exercises	—	—	79,483	—	—	—	154	—	—	154
RSUs vested	—	—	292,955	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	9,127	—	—	9,127
Exercise of Series B Preferred stock warrant into 31,010 Series B Preferred stock	31,010	240	—	—	—	—	—	—	—	—
Common stock issued to extinguish the outstanding contingent compensation liability	—	—	935,005	—	—	—	4,642	—	—	4,642
Stockholder Note settlement and repurchase with related party	—	—	(1,699,857)	—	(3,516)	6,194	4,854	—	—	7,532
Braemar Stock Transfer Agreement	—	—	—	—	—	—	1,498	—	—	1,498
Conversion of Convertible Promissory Notes and Bridge Loans to Common Stock	—	—	8,867,944	1	—	—	89,136	—	—	89,137
Conversion of iHeart Media Note Payable to Common Stock	—	—	32,329	—	—	—	388	—	—	388
Issuance of Mudrick Convertible Notes, Warrant Liability Commitment and Equitable Adjustment Shares	—	—	266,156	—	—	—	2,346	—	—	2,346
Exercise of Series E-3 Preferred stock warrant into 79,704 Series E-3 convertible redeemable preferred stock	79,704	408	—	—	—	—	—	—	—	—
Reverse recapitalization on December 8, 2022	(40,293,530)	(411,016)	57,775,396	7	4,177	—	496,165	—	—	500,349
Foreign currency translation loss	—	—	—	—	—	—	—	—	(8,387)	(8,387)
Net loss	—	—	—	—	—	—	—	(136,065)	—	(136,065)
Balance, December 31, 2022	—	$—	92,085,974	$9	$—	$(8,284)	$845,888	$(762,009)	$(6,104)	$69,500

See accompanying notes to consolidated financial statements.

Getaround, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2022	Year ended December 31, 2021
Cash Flows from Operating Activities
Net loss	$(136,065)	$(120,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,141	11,977
Provision for bad debts	11,129	9,915
Stock-based compensation	9,127	11,468
Compensation expense related to share repurchase and shareholder note settlement	12,846	—
Gain on extinguishment of debt	—	(7,017)
Change in fair value - convertible instrument liability	(93,029)	5,383
Change in fair value - warrant liability	31,749	15,353
Non-cash interest expense	1,897	6
Non-cash lease expense	955	—
Amortization of debt issuance costs	4,609	978
Amortization of stock transfer agreement	148	—
Loss (gain) from disposal of property and equipment	6	(11)
Impairment loss on goodwill	23,269	—
Impairment loss on long-lived assets	—	838
Loss (gain) from foreign currency remeasurement	58	78
Transaction costs	17,640	—
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,820)	(9,144)
Prepaid expenses and other current assets	(463)	(1,388)
Operating leases liabilities	(1,607)	—
Other assets	(3,247)	149
Accounts payable	(1,517)	3,721
Accrued host payments and insurance fees	(972)	2,137
Accrued expenses and other liabilities	(9,083)	(4,806)
Deferred taxes	(685)	(480)
Deferred revenue	385	(140)
Net Cash Used in Operating Activities	$(132,529)	$(81,046)
Cash Flows from Investing Activities
Investment in intangible assets	$(1,094)	$—
Purchases of property and equipment	(2,257)	(1,505)
Proceeds from sale of property and equipment	—	414
Net Cash Used in Investing Activities	$(3,351)	$(1,091)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	$166	$1,352
Proceeds from Issuance of Series E, net of $26 issuance costs	—	616
Proceeds from Issuance of Series E-2 warrants	—	912
Proceeds from issuance of Subordinated Convertible Promissory Note	—	29,420
Proceeds from exercise of Series E-3 Warrants	—	1
Proceeds from Deutsche Bank loan, net of $607 issuance costs and $675 debt discount	—	73,718
Proceeds from issuance of Mudrick Convertible Promissory Notes and warrants, net of issuance costs	169,750	—
Proceeds from issuance of Bridge Loans	30,770	—
Related Party advance on financing	4,750	—
Proceeds from Braemar Subordinated Promissory Note	2,000	—
Proceeds from the recapitalization of Getaround shares, (net of redemptions and InterPrivate II Acquisition Corp. prior incurred costs)	15,668	—
Repayment of Horizon loan	—	(25,000)
Repayment of Deutsche Bank Loan	(75,000)	—
Deutsche Bank loan repayment and extinguishment fees, including accrued but unpaid interest	(4,331)	—
Repayment of PGE loan	(302)	(177)
Repurchase of shares from related party	(5,313)
Horizon loan repayment and extinguishment fees	—	(1,875)
Proceeds from issuance of notes payable, net of $2 issuance costs	—	6,998
Net Cash Provided by Financing Activities	$138,158	$85,965
Effect of Foreign Currency Translation on Cash	(850)	(1,641)
Net change in cash and cash equivalents and restricted cash and cash equivalents	1,428	2,187
Cash and Cash Equivalents and Restricted Cash, beginning of year	66,466	64,279
Cash and Cash Equivalents and Restricted Cash, end of year	$67,894	$66,466

Getaround, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2022	Year ended December 31, 2021
Supplemental Schedule of Cash Flow Information
Cash paid for:
Cash paid for interest	$6,508	$6,392
Non-cash investing and financing activities:
Exercise of Series E-3 Preferred stock warrants into Series E-3 convertible redeemable preferred stock	408	3,213
Exercise of Series E-2 Preferred stock warrants into Series E-2 convertible redeemable preferred stock	—	301
Property and equipment unpaid at period end	—	72
Issuance of common stock to settle liability settlement	—	1,099
Receivable at period end from exercise of common stock options	—	13
Exercise of Series B preferred stock warrants into Series B convertible redeemable preferred stock	240	—
Conversion of convertible promissory notes and bridge Loans to common Stock	89,136	—
Issuance of Braemar stock transfer agreement (debt discount on Braemar Subordinated Promissory Note)	1,498	—
Warrant conversion to common stock due to Business Combination	81,303
Incremental guarantee commission owed to PGE Lender	53	—
Conversion of iHeart Media Note Payable to Common Stock	388	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

Year ended December 31,	2022	2021
Cash and cash equivalents	$64,294	$62,516
Restricted cash included in current assets	3,600	3,950
Total Cash, Cash Equivalents and Restricted Cash at the End of Year	$67,894	$66,466

See accompanying notes to consolidated financial statements.

Getaround, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business and Basis of Presentation

Organization and Nature of Business

InterPrivate II Acquisition Corp. (“InterPrivate II”) was a special purpose acquisition company formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses.

On December 8, 2022 (the “Closing Date”), InterPrivate II completed the business combination (“Business Combination”) pursuant to the merger agreement dated May 11, 2022 (as amended, the “Merger Agreement”), by and among, InterPrivate II, TMPST Merger Sub I Inc., a Delaware corporation and wholly owned subsidiary of InterPrivate II (“First Merger Sub”), TMPST Merger Sub II LLC, a Delaware limited liability company and wholly owned subsidiary of InterPrivate II (“Second Merger Sub”) and Getaround, Inc., a Delaware corporation (“Legacy Getaround”). Pursuant to the terms of the Merger Agreement, a business combination between InterPrivate II and Legacy Getaround was effected through the merger of First Merger Sub and Legacy Getaround, with Legacy Getaround emerging as the surviving company, followed by a merger between Legacy Getaround and Second Merger Sub, with Second Merger Sub emerging as the surviving company as a wholly owned subsidiary of InterPrivate II (See Note 3 - Business Combination). In connection with the finalization of the Business Combination, InterPrivate II changed its name to Getaround, Inc. (“Getaround” or the “Company”) and Second Merger Sub changed its name to Getaround Operations LLC.

The Company, through its wholly owned subsidiary Getaround Operations LLC, is an online car rental service company headquartered in San Francisco, California. The Company provides peer-to-peer car‑sharing service powered by its proprietary technology, which allows car owners to earn income sharing their cars with pre-qualified drivers on the Company’s network. As of December 31, 2022, the Company operated globally in major U.S. cities and certain European markets, including France and Norway.

Basis of Accounting

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and an Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements herein.

The Company qualifies as an emerging growth company (“EGC”) and as such, has elected the extended transition period for complying with certain new or revised accounting pronouncements. During the extended transition period, the Company is not subject to certain new or revised accounting standards applicable to public companies. The accounting pronouncements pending adoption (See Note 2 - Recently Issued Accounting Standards Not Yet Adopted) reflect effective dates for the Company as an EGC with the extended transition period.

Reverse Recapitalization

Pursuant to the Merger Agreement, the merger between Second Merger Sub and Legacy Getaround was accounted for as a reverse recapitalization in accordance with US GAAP (the “Reverse Recapitalization”).

Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Legacy Getaround issuing stock for the net assets of InterPrivate II, accompanied by a recapitalization. The net assets of InterPrivate II are stated at historical cost, with no goodwill or other intangible assets recorded.

Legacy Getaround was determined to be the accounting acquirer based on the following predominant factors:

•
Legacy Getaround’s existing stockholders have the greatest voting interest in the Company;
•
Legacy Getaround controls the majority of the new board of directors of the Company and, given the board of directors election and retention provisions, Legacy Getaround holds the ability to maintain control of the board of directors on a go-forward basis; and
•
Legacy Getaround’s senior management is the senior management of the Company.

Getaround, Inc.

Notes to Consolidated Financial Statements

The consolidated assets, liabilities, and results of operations prior to the Reverse Recapitalization are those of Legacy Getaround. The shares and corresponding capital amounts and losses per share, prior to the Reverse Recapitalization, have been retroactively restated based on shares reflecting the exchange ratio of 0.32025 established in the Business Combination.

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had net loss of $136.1 million and $120.1 million for the years ended December 31, 2022 and 2021, respectively. Such losses primarily resulted from the costs incurred in the development of the Company’s technology platform, consumer products and sales and marketing to grow the Company’s user base. The Company expects operating losses and negative cash flows to continue for the foreseeable future as it continues to develop and promote its platform, as well as to grow its user base through new markets.

As of December 31, 2022, and 2021, the Company had $64.3 million and $62.5 million, respectively, in unrestricted cash and cash equivalents available to fund future operations. The Company’s capital requirements will depend on many factors and the Company may need to use available capital resources and/or raise additional capital earlier than currently anticipated. Should the Company pursue additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company.

If the Company is unable to obtain additional funding when needed, it will need to curtail planned activities to reduce costs, which will likely have an unfavorable effect on the Company’s ability to execute on its business plan, and have an adverse effect on its business, results of operations and future prospects. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after the date the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Reclassifications and immaterial error correction

When necessary, reclassifications have been made to our prior period financial information to conform to the current year presentation. These reclassifications were to: (i) present deposits, current collectively as prepaid expenses and other current assets and (ii) reclassification of certain captions within prepaid expenses and other current assets. The reclassifications had no impact on the Company’s financial condition or results of operations. The convertible promissory note fair value adjustment includes an out of period correction of an immaterial error corrected in the fourth quarter of 2022 related to the understatement of the change in fair value of the convertible notes payable of $8.6 million during the nine months ended September 30, 2022, of which $3.5 million relates to the six months ended June 30, 2022.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. The most significant matters involving management’s estimates include those related to accounts receivable, claims allowances, assessment of possible impairment of its intangibles and long-lived assets, valuation of deferred income tax assets, fair value of preferred stock warrants, certain convertible notes payable and stock-based awards. Actual results may ultimately differ from management’s estimates.

Concentrations of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company deposits its cash and cash equivalents with major financial institutions that management believes are of high credit quality; however, at times, deposits may exceed the amount of insurance provided on such deposits, if any. The Company has not experienced any losses on its deposits since inception.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which immediately appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. SVB held $47.0 million and $3.6 million of the Company’s cash and cash equivalents and restricted cash, respectively, as of December 31, 2022. The Company’s full exposure was ultimately covered by the FDIC and no loss was incurred.

Getaround, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2022 and 2021, no single customer represented more than 10% of accounts receivable, and during the years ended December 31, 2022 and 2021, no single customer represented more than 10% of the Company’s total revenue.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. As of December 31, 2022, and 2021, the Company’s cash equivalents consisted of money market accounts.

Restricted Cash

As of December 31, 2022 and 2021, restricted cash consists of fully collateralized letters of credit related to Legacy Getaround’s Drivy acquisition (see Note 5 – Contingent Compensation) and various lease agreements in the amount of $3.6 million and $4.0 million as of December 31, 2022 and 2021, respectively. The reduction in restricted cash balance is driven entirely by the settlement of liabilities that were collateralized by outstanding letters of credit. The remaining restricted cash balance is associated with lease agreements.

Fair Value Measurements

The Company measures fair value based on the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs used in valuation techniques are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

Level 1 – This level consists of quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2 - This level consists of observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3 - This level consists of unobservable inputs that are used when little or no market data is available.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are uncollateralized customer obligations due under specific customer agreements and/or contracts.

The allowance for doubtful accounts is determined based upon a specific identification of balances, the collection of which, in management’s opinion, is doubtful. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine whether a specific allowance is appropriate. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance.

Based upon the information available, management has reserved an allowance for doubtful accounts in the amount of $3.5 million and $6.9 million as of December 31, 2022 and 2021, respectively. Provision for bad debt, inclusive of the amount of the allowance for doubtful accounts, was $11.1 million and $9.9 million for the twelve months ended December 31, 2021 and 2021, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on the straight‑line method over the estimated useful lives of the assets, which are as follows:

Getaround, Inc.

Notes to Consolidated Financial Statements

Property and Equipment	Estimated useful life
Furniture and Fixtures	3-6 years
Computer equipment	2-3 years
Completed Connect Devices	2 years
Vehicles	3 years
Leasehold improvements	Shorter of estimated useful life or lease term

Expenditures for maintenance and repairs are charged to expense as incurred and major improvements and betterments that improve or extend the life of existing properties and equipment are capitalized. Gains or losses on disposal of property and equipment are recognized in the period when the assets are sold or disposed of and the related cost and accumulated depreciation is removed from the accounts. Liabilities related to lease incentive obligations are amortized as lease expense over the term of the related lease.

Goodwill and Other Intangible Assets

Goodwill is the excess of costs over fair value of net assets of the business acquired. Goodwill and other intangible assets acquired that are determined to have an indefinite useful life are not amortized but are tested for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that goodwill or other intangible assets might be impaired. For goodwill, the Company performs impairment reviews by its single reporting unit. As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the quantitative impairment test will be required. Alternatively, the Company may bypass the qualitative assessment and perform a quantitative impairment test. The quantitative approach compares the estimated fair value of the reporting unit to its carrying amount, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the differential.

Based on Management’s analysis, a $23.3 million impairment charge was recorded in the year ended December 31, 2022 (See Note 9 - Goodwill and Intangible Assets, for a discussion of impairment charge). No impairment charges were recorded for the year ended December 31, 2021.

Impairment of Long-Lived Assets

Definite-lived intangible assets are acquired intangible assets and are recognized at the acquisition date fair value. Definite-lived intangible assets are reviewed for impairment under the long-lived asset model, described below. Amortization is recognized using the straight-line method over estimated useful lives of the assets of one to ten years.

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.

On November 15, 2021, Legacy Getaround recognized an impairment to write-off the remaining net book value of the trade name and developed technology intangible assets that were acquired as part of the Company’s Nabobil acquisition in 2019. This impairment is related to the merging of the Company’s European platforms which will utilize Legacy Getaround’s legacy developed technology (See Note 9 – Goodwill and Intangible Assets, for a discussion of impairment of the trade name and developed technology intangible assets in connection with the acquisition of Legacy Getaround’s Nabobil).

During the first quarter of 2021, Legacy Getaround recognized an impairment to write-off the remaining net book value of Legacy Getaround’s pilot project fleet vehicles as a result of the Company terminating its light electric vehicle pilot project in the Netherlands. (See Note 8 – Property and equipment, for a discussion of the recognition of an impairment of Legacy Getaround’s pilot project fleet vehicles).

There were no impairments of long-lived assets or of definite-lived intangible assets for the year ended December 31, 2022.

Getaround, Inc.

Notes to Consolidated Financial Statements

Accrued Host Payments and Insurance Fees

Accrued host payments represent the portion of user rental fees earned but not remitted to vehicle owners as of the consolidated balance sheet date. Accrued insurance fees represent the portion of insurance fees collected on behalf of the insurance provider as of the consolidated balance sheet date, but not yet remitted to the insurance provider as of the consolidated balance sheet date. Vehicle owners typically earn 60% to 70% of rental fees. As of December 31, 2022, and 2021, accrued host payments and insurance fees were $11.8 million and $13.4 million, respectively.

Fair Value Option for Convertible Debt

The Company may elect to carry its convertible debt at fair value in accordance with ASC 825 - Financial Instruments, if otherwise not precluded by other applicable codification. This election is assessed on an instrument-by-instrument basis, at the inception of the instrument contract. For additional information on securities carried at fair value and fair value measurement please refer to Note 4 - Fair Value Measurement to our consolidated financial statements included herein.

Revenue Recognition

The Company derives substantially all of its revenue from its peer-to-peer carsharing marketplace platform that connects vehicle owners and renters through a lease arrangement. The Company also derives revenue from various subscriptions fees, which comprise of third-party vehicle owners on the platform utilizing the Company’s connect hardware (“Connect”) and sublease arrangement of designated parking spaces on a monthly basis to third-party vehicle owners.

Under ASC 606, revenue is recognized when the customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.

The Company applies the five-step model to contracts in accordance with ASC 606 - Revenue from contracts with customers. In doing so, the Company assesses whether it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer and utilizes the most likely amount method to estimate variable considerations that are a part of the contract price, but not known at the contract inception. Variable considerations are billed to the customer when and if incurred during the period under contract, and to the extent the Company is entitled to such fees under the contract. At the time of the billing, the amount of variable consideration is known and not subject to constraint or estimate based on the occurrence or non-occurrence of events. Additionally, in determining the price of each contract, the Company differentiates between the concepts of the price concessions and the credit risk. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Each component of revenue is recognized net of any incentives and other considerations given to customers. The Company excludes all sales tax from the transaction price.

Service Revenue

Service revenues are derived from rental fees collected by the Company from users who book and rent third-party vehicles through the Company’s platform at an agreed-upon rate. The user is charged for the rental at the time the vehicle reservation is made, or, in the case of a trip extension, at the time the extension is booked. Pursuant to the online Terms of Service, third-party vehicle owners agree that the Company retains the applicable service revenue as consideration for their use of the Company’s platform and certain additional charges that the Company may collect from renters on behalf of the owners for related post-booking activities performed by the Company to successfully consummate the rental. Hence, the Company’s primary performance obligation in the transaction is to facilitate the completion of a successful rental transaction between the third-party vehicle owner and the renter.

The Company also may offer ancillary promises of distinct service depending on the region. Within the United States, the Company offers an automatic tolling feature on each third-party vehicle, which provides the renter with the convenience of using the electronic toll lane for automated payment at the renter’s discretion and charges a nominal amount in exchange per toll transaction. The automatic tolling feature is deemed to be a distinct performance obligation within the context of the primary rental service. Within Europe, the Company intermediates a sale of third-party insurance coverage on third-party owner vehicles to the renters during the booking process and charges a nominal amount in exchange for intermediating the sales transaction. Intermediary sale of insurance coverage is deemed to be a distinct performance obligation within the context of the primary rental service. Within the United States, insurance coverage is not deemed to be a distinct performance obligation and is included in the price of a trip.

Getaround, Inc.

Notes to Consolidated Financial Statements

Service revenues for rental service are presented net of payments due to vehicle owners, as the Company acts as an agent in the arrangement between the third-party vehicle owner and the renter and does not control the asset or service provided by the vehicle owners to the renters. Similarly, the revenue related to either automated tolling feature or intermediary sale of insurance coverage is also reported on a net basis by only representing the portion of service revenue while excluding the payment collected for the toll or for the insurance coverage since the Company is not the primary obligor for controlling the accessibility to the passageway that requires tolls or for the underlying insurance coverage. The Company recognizes service revenue from these performance obligations on a straight‑line basis over the duration of the rental trip using the output method as its performance obligation is satisfied over time. The Company uses the output method based on rental hours or days, where revenue is calculated based on the percentage of total time elapsed in relation to total estimated rental period. In the event a user books a trip extension, at the time the extension is booked, the service revenue is recognized on a straight‑line basis over the duration of the extension period.

Subscription Fees

The Company receives subscription fees from third-party vehicle owners on the platform for the use of Connect hardware installed on their vehicles. Connect hardware subscription service contracts are on a month-to-month basis and are readily cancellable. Customers are billed monthly in advance of services being performed. Accordingly, the subscription fees are recognized over time during the month in which subscription services were rendered on a gross basis since the Company acts as a principal. Revenue from subscription fees has not been material for the periods presented and are considered as part of Service Revenue for disaggregation purposes.

Lease Revenue

The Company accounts for lease revenue earned from parking, vehicle rentals and rental-related activities wherein an arrangement involves the use of assets that are explicitly identified and conveys the right to use the specific assets under ASC 842, Leases.

The Company has operating leases for parking spaces. Designated parking spaces are leased by the Company from various garage operators and municipalities within certain metropolitan markets and are made available for rental on a monthly subscription basis to third-party vehicle owners. The Company is solely responsible for paying parking costs to the garage operators regardless of whether the parking spaces are rented by third-party vehicle owners on the platform and accordingly recognizes parking lease revenue on a gross basis. Parking lease revenue includes direct lease fees and associated executory costs and are recognized on a straight-line basis evenly over the period of rental.

Stock-Based Compensation

The Company measures compensation expense for all stock-based payment awards, including stock options and restricted stock units (“RSUs”) granted to employees, directors and nonemployees based on the estimated fair value of the awards on the date of grant. The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model. The determination of the grant date fair value using an option-pricing model is affected by the Company’s estimated common stock fair value, as well as assumptions regarding a number of other complex and subjective variables. These variables include the Company’s expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, risk-free interest rate for the expected term of the award and expected dividends. Legacy Getaround’s awards were comprised of time-vesting and performance-vesting awards. Stock-based compensation for time-vesting awards and performance-vesting awards probable of being achieved are recognized on a straight-line basis over the requisite service period. These amounts are reduced by forfeitures as they occur.

Costs and Expenses

Cost of revenue includes payment-processing fees, server hosting charges, and chargebacks associated with operating the Company’s platform. Cost of revenue does not include depreciation and amortization. Cost of revenue (exclusive of amortization and depreciation) captures the costs directly related to and necessary for realization of transactions between the hosts and the guests through Company’s marketplace platform, other than the amortization of its platform technology.

Sales and marketing expenses consist primarily of print and online digital advertising, market research, agency costs, trade shows and other events, public relations, and compensation and related personnel costs of the Company’s salesforce and marketing teams.

Operations and support expenses consist primarily of auto insurance, claims support, customer relationships, compensation and related expenses of operations personnel, driver’s license and identity checks, parking space lease expense, onboarding, and other operating costs. For the years ended December 31, 2022 and 2021, respectively, auto insurance costs were $2.3 million and $1.7 million, claims support costs were $18.9 million and $17.6 million, and compensation expenses were $15.2 million and $13.1 million.

Getaround, Inc.

Notes to Consolidated Financial Statements

Technology and product development expenses consist primarily of prototypes, product testing and testing equipment, and compensation and related personnel costs associated with the development, testing and maintenance of the Company’s software, hardware, and user experience. Compensation expenses included in Technology and product development expenses were $22.9 million and $17.7 million for the years ended December 31, 2022 and 2021, respectively. Research and development expenses within the meaning of ASC 730-10-50-1 incurred in periods presented have not been material.

General and administrative expenses consist primarily of office space and facilities, non-auto insurance, professional services, business tools and subscriptions, bad debt, and compensation and related personnel costs of the Company’s administrative teams.

Depreciation and amortization expenses consist of the associated depreciation and amortization of computer equipment, vehicles and vehicle equipment, office furniture and equipment, leasehold improvements, and intangibles and the impairment of long-lived assets.

Advertising Costs

Advertising costs are charged to sales and marketing expenses when incurred. Advertising costs were $19.4 million and $10.9 million for the years ended December 31, 2022 and 2021, respectively.

Income Taxes

The Company is subject to taxation in the United States and various states and foreign jurisdictions, including the Netherlands, France, and Norway. The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires an asset and liability approach in accounting for income taxes. Under this method, the tax provision includes taxes currently due plus the net change in deferred tax assets and liabilities. Deferred tax assets and liabilities arise from the temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements, as well as from NOL and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refund received, as provided for under currently enacted tax law. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, is not expected to be realized.

ASC 740 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under this guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of December 31, 2022 and 2021, there were no uncertain tax positions that required accrual. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the provision for income taxes. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2022, and 2021.

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. The Company translates the assets and liabilities of each of its international subsidiaries into the U.S. dollar at the current rate of exchange in effect at the end of the accounting period and recorded as part of a separate component of stockholders’ deficit and reported in the consolidated statements of operations and comprehensive loss. Revenues and expenses are translated using a rate that approximates the average of those in effect during the period and reported in the consolidated statements of operations and comprehensive loss. The Company does not currently engage in any hedging activity to reduce its potential exposure to currency fluctuations.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, and since that date has issued subsequent amendments to the initial guidance intended to clarify certain aspects of the guidance and to provide certain practical expedients that entities can elect upon adoption (referred to collectively as “ASC 842”). ASC 842 introduces new requirements to increase transparency and comparability among organizations for leasing transactions for both lessees and lessors. The principle of ASC 842 is that a lessee recognizes assets and liabilities that arise from leases. Lessees need to recognize a right-of-use asset and a lease liability for all leases (other than leases that meet the definition of a short-term lease). The lease liability is equal to the present value of lease payments, and the right-of-use asset is equal to the lease liability, adjusted for other factors. For income statement purposes, ASC 842 requires leases to be classified as either

Getaround, Inc.

Notes to Consolidated Financial Statements

operating or finance. Operating leases result in a straight-line expense pattern while finance leases result in a front-loaded expense pattern. Lessor accounting remains largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance.

The Company adopted ASC 842 effective January 1, 2022 using the modified retrospective transition approach and elected to apply the new guidance at the adoption date without adjusting comparative periods presented. Comparative information has not been restated and will continue to be reported under accounting standards in effect for those periods. In adopting the new guidance, the Company elected to apply the package of transition practical expedients, which allows the Company not to reassess: (1) whether any expired or existing contracts contain leases under the new definition of a lease; (2) lease classification for any expired or existing leases; and (3) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. In transition, the Company did not elect to apply the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment of right-of-use assets.

The adoption of ASC 842 resulted in the recognition of a new right-of-use assets and lease liabilities on the balance sheet for all operating leases. For the period ended December 31, 2021, the short-term and long-term deferred rent and lease incentive obligation liabilities were $0.6 million and $6.7 million, respectively. As a result of the Company’s adoption on January 1, 2022, the Company recorded operating right-of-use assets of $14.3 million including an offsetting deferred rent and lease incentives of $7.0 million and prepaid rent of $0.3 million, along with associated operating lease liabilities of $21.3 million. Additional disclosures required by this standard have been included in Note 13 - Leases.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 effective January 1, 2022, which did not have a material impact on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Topic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which clarifies existing guidance for freestanding written call options which are equity classified and remain so after they are modified or exchanged in order to reduce diversity in practice. The Company adopted ASU 2021-04 effective January 1, 2022, which did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). This ASU amends guidance on reporting credit losses for assets held at amortized cost and available for sale debt securities. For assets held at amortized cost, the amendment eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost of the financial assets to present the net amount expected to be collected. ASU 2016-13 is effective for the Company as of January 1, 2023 and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815‑40). The amendments in the ASU remove certain separation models for convertible debt instruments and convertible redeemable preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. The ASU is effective fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts as if it had originated the contracts. The amendments in this update are effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. Adoption is not currently expected to have a material impact on the Company’s financial statements.

There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable, and the Company does not believe any of these accounting pronouncements have had, or will have, a material impact on its consolidated financial statements or disclosures.

Getaround, Inc.

Notes to Consolidated Financial Statements

3. Business Combination

As discussed in Note 1, on December 8, 2022, the Company consummated the Merger Agreement dated May 11, 2022, with Legacy Getaround surviving the merger as a wholly owned subsidiary of the Company.

The aggregate consideration for the Business Combination was approximately $672 million, consisting of 67,200,526 shares of common stock at $10.00 per share. The common stock consideration consists of: (1) 40,293,530 shares of Legacy Getaround convertible redeemable preferred stock, (2) 26,906,996 shares of Legacy Getaround common stock, including shares issuable in respect of warrants and convertible promissory notes (including the 2021 Bridge Note holders). In addition to the consideration for Legacy Getaround equity holders, holders of the Getaround 2022 Bridge Notes received 5,400,542 shares of common stock and holders of the Mudrick Convertible Notes received 266,156 shares of common stock.

Pursuant to the Merger Agreement, 9,000,000 Bonus Shares were distributed pro rata to non-redeeming Public Stockholders of InterPrivate II. In addition, 57,358 Bonus Shares were distributed to EarlyBirdCapital, Inc. (one of the underwriters in InterPrivate II’s initial public offering), an aggregate of 34,412 Bonus Shares were distributed to the former independent directors of InterPrivate II who each held Founder Shares and 1,908,230 Bonus Shares were distributed to InterPrivate Acquisition Management II LLC (the “Sponsor”). The allocation of Bonus Shares to InterPrivate II Public Stockholders was designed to minimize redemptions, however, the shares held by EarlyBirdCapital, Inc., the former independent directors of InterPrivate II, and the Sponsor were not subject to redemption, thus the Bonus Shares allocated to these holders is presumed to be non-cash compensation to close the Business Combination. The Company recognized approximately $17.6 million in expense within Transaction costs on the consolidated statement of operations.

In connection with the Business Combination, Legacy Getaround incurred direct transaction costs of $9.2 million, consisting primarily of legal, accounting and other professional fees. The Company paid approximately $24.4 million for obligations of InterPrivate II that existed prior to close that were incurred as part of the Business Combination.

Pursuant to the Merger Agreement, following the closing of the transaction, Legacy Getaround stockholders and holders of the 2021 Bridge Notes will be entitled to receive an additional aggregate 34,000,000 Earnout Shares upon the satisfaction of certain stock price performance conditions following the closing date of the transaction and expiring on the seventh anniversary of the closing date. The Earnout Shares are accounted for as equity classified equity instruments at initial issuance and recorded in additional paid-in capital on the Company’s consolidated balance sheet. Until the shares are issued and released, the Earnout Shares are not included in shares outstanding. As of the date of the Business Combination, the Earnout Shares had a fair value of approximately $270.2 million.

4. Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes payable, convertible promissory notes, warrant commitment liability, and warrant liability. The recorded carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to their short-term nature. The balances outstanding under the notes payable agreements are considered to approximate their estimated fair values as the interest rates approximate market rates.

Assets and liabilities recognized at fair value on a recurring basis in the consolidated balance sheets consists of cash equivalents, convertible promissory notes, Mudrick Convertible Notes, redeemable convertible preferred stock warrant liability, common stock warrant liability, private warrant liability, and warrant commitment liability. These items are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The following tables summarize the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument (in thousands):

Getaround, Inc.

Notes to Consolidated Financial Statements

	Fair Value Measurement
December 31, 2022	Level 1	Level 2	Level 3
Assets:
Money market account	$38	$—	$—
Liabilities:
Warrant liability	$—	$—	$(247)
Warrant commitment liability	—	—	(320)
Mudrick convertible notes	—	—	(56,743)

	Fair Value Measurement
December 31, 2021	Level 1	Level 2	Level 3
Assets:
Money market account	$4,519	$—	$—
Liabilities:
Redeemable convertible preferred stock warrant liability	$—	$—	$(48,167)
Common stock warrant liability	—	—	(337)
Convertible Promissory Notes	—	—	(34,803)

Warrants

Upon closing the Business Combination, the Company recognized a $0.9 million liability for its private warrants and a corresponding non-cash reduction of additional paid-in capital for the same amount (See Note 18 – Warrants). Additionally, in connection with the Business Combination, the Company’s redeemable convertible preferred and common stock warrants were net cashless exercised for Getaround common stock (See Note 18 – Warrants). In conjunction with the Mudrick Convertible Note issuance, the Company is obligated to issue warrants within 100 trading days following the Business Combination (See Note 12 – Notes Payable and Note 18 - Warrants). As the Company had not issued the warrants as of December 31, 2022, the Company recorded a warrant commitment liability on the consolidated balance sheet.

The Company measures its warrant commitment liability, redeemable convertible preferred stock warrants, private warrant liability, and common stock warrant liability at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value of the warrant commitment liability, redeemable convertible preferred stock warrants, private warrants, and common stock warrants related to updated assumptions and estimates were recognized as a warrant liability fair value adjustment within the consolidated statements of operations and comprehensive loss.

The fair value of the private warrant liability, as of December 31, 2022, was estimated using a combination of stock market price and a Monte Carlo simulation model. The significant unobservable input for the Monte Carlo model is the volatility. An increase or decrease in the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, this or other inputs may have a more significant impact on the estimated fair value.

The fair value of warrant commitment liability will be adjusted upward or downward to reflect the volume weighted average price (VWAP) of equivalent Public warrants during the 90 trading days following the closing date, subject to a maximum upward or downward adjustment of $0.75 per convertible note warrant.

The Company calculated the estimated fair value of the warrant commitment liability and private warrants as of December 31, 2022 using the following assumptions:

2022
Stock price	$0.65
Exercise price	$11.50
Risk-free interest rate	3.96%
Time to expiration (years)	4.94
Expected volatility	70.70%
Fair value per warrant	$0.05

The Company calculated the estimated fair value of its convertible redeemable preferred and common stock warrants as of December 31, 2021 using the following assumptions:

Getaround, Inc.

Notes to Consolidated Financial Statements

2021
Expected volatility (%)	66.9 - 82.7
Risk-free interest rate (%)	0.2 – 1.5
Expected dividend yield (%)	—
Expected term (years)	0.5 – 9.1

The following table presents changes in the Level 3 liabilities measured at fair value for the years ended December 31, 2022 and 2021, respectively (in thousands):

	Year ended December 31, 2022
	Warrant commitment liability	Redeemable convertible preferred stock warrants	Private Warrants	Common Stock Warrants
Balance (beginning of period)	$—	$48,167	$—	337
Additions	1,365	—	900	0
Fair value measurement adjustments	(1,045)	33,183	(653)	265
Exercised	—	(81,350)	—	(602)
Balance (end of period)	$320	$—	$247	$—

	Year ended December 31, 2021
	Redeemable convertible preferred stock warrants	Common Stock Warrants
Balance (beginning of period)	$35,473	$277
Additions	916	—
Fair Value Measurement Adjustments	15,293	60
Exercised	(3,515)	—
Balance (end of period)	$48,167	$337

During the years ended December 31, 2022 and 2021, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities that are measured at fair value.

Convertible Notes Payable

The Company measures its convertible promissory notes at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value of the convertible promissory notes related to updated assumptions and estimates were recognized as a convertible promissory note fair value adjustment within the consolidated statements of operations and comprehensive loss.

Upon consummation of the Business Combination, the conversion feature based upon a business combination was triggered for the 2021 Convertible Promissory Notes and 2022 Bridge Loans (as defined in Note 12 - Notes Payable) causing a conversion of the $29.4 million and $37.5 million outstanding principal amounts, respectively, of these notes into equity securities at a specified price. The 2021 Convertible Promissory Notes and 2022 Bridge Notes noteholders received 3,467,402 and 5,400,542 shares of Class A Common Stock, respectively, as result of the conversion.

In determining the fair value of the Mudrick Convertible Notes as of December 31, 2022, the Company used a Monte Carlo simulation or a scenario-based method. The valuation method utilized a negotiated discount rate as an unobservable input for the market yield.

An increase or decrease in any of the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

The Company calculated the estimated fair value of the Mudrick Convertible Note as of December 31, 2022 using the following assumptions:

Getaround, Inc.

Notes to Consolidated Financial Statements

Mudrick Convertible Note
Issuance date	12/8/2022
Maturity date	12/8/2027
Interest rate (PIK)	9.50%
Expected volatility factor	95.23%
Risk-free interest rate	4.00%
Estimated market yield	30.00%

The Company measured its 2021 convertible promissory notes at fair value, as of December 31, 2021. In determining the fair value of the 2021 convertible promissory notes, the Company applied the probability-weighted expected return method (PWERM). The PWERM determines the value of an instrument based upon an analysis of future values for the potential instrument payouts under different future outcomes. The instrument value is based upon the present value of the probability of each future outcome becoming available to the instrument holders, and the rights of each security. Utilizing the PWERM, the Company assessed the probability that the convertible promissory notes would be converted to common stock as a result of a Qualified Financing or through the consummation of a SPAC transaction, weighted with a probability of 75% and 25%, respectively. Additional inputs used in applying the PWERM were: (i) the expected timing of the conversion, ii) the amount subject to equity conversion, the sum of the notes’ principal and unpaid accrued interest, (iii) the contractual conversion price adjustment, and (iv) the discount rate, based on considerations of the comparable cost of capital for private mezzanine debt investments, and current market yields for the corporate bonds of a similar risk profile.

As of December 31, 2021, the if-converted value of the notes exceeds the principal by $7,394,000 if converted by a qualified financing and by $5,236,000 if converted by a qualified SPAC transaction.

An increase or decrease in any of the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

The Company calculated the estimated fair value of convertible promissory notes as of December 31, 2021 using the following assumptions:

December 31, 2021
Contractual conversion price adjustment (%)	80.0% - 85.0%
Discount rate	11.9%
Expected term (years)	0.3 – 0.5

The following table presents changes in the Level 3 convertible promissory notes measured at fair value for the periods ended December 31, 2022 and December 31, 2021 respectively (in thousands):

	Year ended December 31, 2022
	2021 Convertible promissory notes	2022 bridge loans	Mudrick Convertible Notes
Balance (beginning of period)	$34,803	$—	$—
Additions	—	37,539	166,039
Fair value measurement adjustments	6,700	10,094	(109,296)
Converted	(41,503)	(47,633)	—
Balance (end of period)	$—	$—	$56,743

Year ended December 31, 2021
2021 Convertible Promissory Notes
Balance (beginning of period)	$—
Additions	29,420
Fair value measurement adjustments	5,383
Exercised	—
Balance (end of period)	$34,803

Getaround, Inc.

Notes to Consolidated Financial Statements

5. Contingent Compensation

In April 2019, the Company entered into an agreement to purchase 100% of the outstanding shares of Drivy SAS ("Drivy") for total consideration of $155.6 million, of which $99.3 million was paid in cash and $56.3 million was paid in the Company’s common stock. The transaction was collateralized by a $10.0 million letter of credit presented under restricted cash on the Company’s consolidated balance sheets. Drivy is a car-sharing service provider in Europe and is headquartered in Paris, France, with subsidiaries in Germany, Spain, Belgium, Austria and the United Kingdom. The purpose of the acquisition was to establish an international presence in the car-sharing industry.

As of the acquisition date, the Company owned approximately 81% of the stock of Drivy. The remaining 19% was held by employees and the Company has a put and call option structure in place that permits it to acquire these shares in approximately equal annual tranches over the course of three years from the acquisition date. At the time of the acquisition, approximately 58% of the remaining 19% of Drivy’s shares with associated put and call options were to be settled in cash, and 42% were to be settled in the Company’s common stock. On the basis the holder of the shares remains in employment with the Company, the holder has the option to cause the Company to purchase for cash or exchange for Getaround shares the proportionate number of the outstanding Drivy shares, at each anniversary. The amount payable in cash and number of the Company’s common shares to be issued are fixed. The total number of the Company’s common shares expected to be issued in settlement of this put and call option was 935,005 in exchange for 37,971 Drivy shares as of the acquisition date. Should the holder of the shares decide to leave the Company before the third anniversary of the acquisition, or if the holder is dismissed from the Company for cause, the Company can cause the holder of the shares to sell or exchange the remaining outstanding shares at their par value of euro 0.01 per share, as opposed to the agreed upon acquisition price per share. Similarly, under such circumstances, the holder could still exercise the put option, but their remaining outstanding shares will be sold or exchanged at their par value of euro 0.01 per share.

Because this put and call option structure gives rise to both an option and an obligation of the Company to purchase the remaining 19% of the outstanding shares of Drivy as of the acquisition date, and because the put and call option structure is considered contingent compensation dependent upon continuous employment, the Company records compensation expense and a corresponding liability as the underlying employee services are performed, and does not present any non-controlling interest in the consolidated financial statements. The contingent compensation liability related to the put and call options, which is remeasured each reporting period, is presented in other accrued liabilities in the amount of $44 thousand and $5.1 million as of December 31, 2022 and December 31, 2021, respectively (See Note 10 - Other Accrued Liabilities, for a discussion of contingent compensation liability remeasurement in connection with the put and call options). In June 2022, 935,005 shares of common stock were issued to settle the outstanding contingent compensation liability associated with the put and call options structure related to the acquisition of Drivy in April 2019. As of December 31, 2022 the remaining liability balance of $44 thousand is to be settled in cash.

The expense related to the put call option agreement, which was included in the consolidated statements of operations and comprehensive loss, was as follows (in thousands:

	Year ended December 31, 2022	Year ended December 31, 2021
Sales and marketing	$26	$135
Operations and support	31	165
Technology and product development	74	340
General and administrative	1,049	10,649
Total	$1,180	$11,289

During the year ended December 31, 2021, the Company terminated one of the key Drivy employees which gave rise to the acceleration of the payouts based on the put and call option agreements. As the Company terminated the employee without cause, the employee became immediately entitled to the full contractual compensation that would have, otherwise, been contingent upon their future employment. Entirety of the cash payable compensation in the amount of $12.2 million was paid out during 2021. The employee elected to defer share exchange to the end of the contractual term in 2022.

The following table details the amounts accrued as components of short-term and long-term liability as of December 31, 2022 and December 31, 2021 related to the put call option agreement (in thousands):

Getaround, Inc.

Notes to Consolidated Financial Statements

	Other Accrued Liabilities	Other Long-Term Liabilities
Beginning balance as of January 1, 2021	$7,078	$1,963
Additions	13,839	—
Payments	(14,280)	(963)
Changes in fair value for share settled liability	(2,550)	—
Reclassification from Long term to Short term	1,000	(1,000)
Ending balance as of December 31, 2021	$5,087	—
Additions	158	—
Payments	(1,581)	—
Settlements through issuance of common stock	(4,642)	—
Changes in fair value for share settled liability	1,022	—
Ending balance	$44	$—

6. Revenue

The following table present Company’s revenues disaggregated by geography (in thousands):

	Year ended December 31, 2022	Year ended December 31, 2021
Service revenue:
United States	$34,869	$37,413
Europe	23,239	23,707
Total service revenue	58,108	61,120

Lease revenue:
United States	$859	$1,218
Europe	488	729
Total lease revenue	1,347	1,947
Total Revenue	$59,455	$63,067

Contract Balances

Contract assets include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. The contract assets are reclassified to receivables when the rights become unconditional. The Company’s contract assets as of December 31, 2022 and 2021 in the amount of $0.6 million and $0.7 million, respectively, are included in prepaid expenses and other current assets on the consolidated balance sheets. The contract assets are typically invoiced within a month of recognition. The Company’s contract assets as of January 1, 2022 and 2021 amounted to $0.7 million and $0.5 million, respectively.

Contract liabilities are recorded as deferred revenues and include payments received in advance of performance under the contract. Contract liabilities are realized when services are provided to the customer. Contract liabilities as of December 31, 2022 and 2021 in the amount of $0.7 million and $0.3 million, respectively, are reported as a component of current liabilities on the consolidated balance sheets. All opening amounts of the December 31, 2021 and 2020 contract liabilities were recognized during the years ended December 31, 2022 and 2021, respectively. The Company’s contract liabilities as of January 1, 2022 and 2021 amounted to $0.3 million and $0.5 million, respectively.

Getaround, Inc.

Notes to Consolidated Financial Statements

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Consulting	$1,802	$27
Insurance	713	644
Subscriptions	694	1,061
Contract assets	601	681
Compensation	284	120
Sales tax	284	1,440
Advertising services	116	699
Other	1,590	1,218
Prepaid Expenses and Other Current Assets	$6,084	$5,890

8. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Computer equipment	$1,089	$841
Vehicles and vehicle equipment	3,677	1,457
Office equipment and furniture	1,249	1,253
Leasehold improvements	11,530	11,534
Less: accumulated depreciation and amortization	(7,094)	(4,354)
Property and Equipment, Net	$10,451	$10,731

Depreciation expense was $2.3 million and $2.5 million for the years ended December 31, 2022 and 2021, respectively.

During the first quarter of 2021, Getaround recognized an impairment of $0.4 million within Depreciation and amortization on the consolidated statement of operations to write off the unused property and equipment.

9. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

	Year ended December 31, 2022	Year ended December 31, 2021
Beginning Balance	$122,805	$132,307
Foreign currency translation	(6,808)	(9,502)
Impairment	(23,269)	—
Ending Balance	$92,728	$122,805

Impairment of Goodwill

During the year ended December 31, 2022, the Company identified indicators of impairment related to goodwill due to the significant decline in the Company’s stock price. The Company’s stock price had rapidly declined during the fourth quarter, which was not consistent or was significantly worse than the performance of its peers and the market as a whole. Management concluded that, given the sustained decrease in its stock price, it was more likely than not that the Company’s fair value was less than its carrying amount on December 31, 2022. Accordingly, the Company performed the quantitative impairment test by estimating the Company’s fair value using a market-based approach, using Level 3 inputs such as comparable companies’ market multiples and next fiscal year

Getaround, Inc.

Notes to Consolidated Financial Statements

revenue projections. Based on the comparison of the Company’s weighted estimated fair value to its carrying amount, a $23.3 million goodwill impairment charge was recorded during the year ended December 31, 2022.

There was no goodwill impairment in the year ended December 31, 2021.

Intangibles Assets, net

The detail of intangible assets is as follows (in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining life (Years)
Developed technology	$11,407	$(8,365)	$3,042	1.3
Customer relationships	31,124	(24,238)	6,886	1.3
Trade names	314	(314)	—	—
Capitalized software costs - work in progress ("WIP")	1,100	—	1,100	N/A
Total	$43,945	$(32,917)	$11,028	1.3

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining life (Years)
Developed technology	$12,043	$(6,423)	$5,620	2.3
Customer relationships	32,932	(19,698)	13,234	2.2
Trade names and other	331	(331)	—	-
Total intangibles	$45,306	$(26,452)	$18,854	2.2

Amortization expense was $7.8 million and $9.5 million for the years ended December 31, 2022 and 2021, respectively.

Expected future amortization expense for intangible assets as of December 31, 2022 is as follows (in thousands):

Year ended December 31,
2023	$7,446
2024	2,482
2025	—
2026	—
Thereafter	1,100
Total	$11,028

On November 15, 2021, Getaround recognized an impairment of $0.5 million within Depreciation and amortization on the consolidated statement of operations to write off the remaining net book value of the trade name and developed technology intangible assets that were acquired as part of the Company’s Nabobil acquisition in 2019.

Getaround, Inc.

Notes to Consolidated Financial Statements

10. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Claims payable	$9,511	$8,132
Compensation	3,400	9,176
Professional services	4,162	2,342
Lease incentive obligation	—	606
Deferred rent	—	37
Insurance	350	362
Vehicle leases	665	744
Sales and other tax	16,192	3,040
Other	3,080	2,952
Other Accrued Liabilities	$37,360	$27,391

11. Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Deferred rent	$—	$2,725
Lease incentive obligation	—	3,936
Other	—	190
Other Long-Term Liabilities	$—	$6,851

12. Notes Payable

Convertible Notes Payable

iHeart Media Note Payable

In April 2018, the Company entered into an advertising agreement with a media company whereby the media company will provide advertising services to the Company and the Company will pay for these services through a combination of convertible notes and cash. Interest is accrued monthly on the notes at a rate of 1.5% per annum and increases to 8.0% in the event of default until the maturity date of five years from issuance date of the notes. The notes are convertible in the event of the Company receiving proceeds of $50.0 million or more in a sale of equity securities (a Qualified Financing) subsequent to April 1, 2019, upon the consummation of a qualified public offering of securities, or if the Company elects to convert the notes into shares issued in the next round of financing that did not constitute a Qualified Financing.

In the event that there was a next round of financing that did not constitute a Qualified Financing, the notes will automatically convert into those shares at maturity. The number of shares to be issued in the event of conversion is determined based on the price per share of the respective event based on the fixed amount of the note. In the event there is no subsequent round of financing, the notes would become due and payable.

In April 2018, the Company issued two convertible notes for a total amount of $1.5 million under the agreement noted above. These notes were considered to be the Initial Promotion Commitment Tranche of the Minimum Commitment Tranche of $3.5 million. At the same time, the Company made a cash payment of $0.6 million. The entire Minimum Commitment Tranche and cash payment was initially recorded as a prepaid balance for advertising services included within prepaid expenses and other current assets. As advertising services are provided by the media company, they are recorded against the prepaid balance. At the issuance of the convertible note, a debt discount of $49 thousand was recorded and will be amortized over the contractual life of the convertible note. During 2020 the debt discount was fully amortized and an expense of $33 thousand was recognized. For the years ended December 31, 2022 and 2021, $5 thousand and $6 thousand of interest expense was recognized respectively.

Within 18 months from the effective date, the Company is obligated to issue another $2.0 million in convertible notes and $0.5 million cash payment covering advertising services, the Additional Promotion Commitment Tranche. The Additional Promotion

Getaround, Inc.

Notes to Consolidated Financial Statements

Commitment Tranche combined with the Initial Promotion Commitment Tranche comprise the total Minimum Commitment Tranche of $3.5 million. These notes will be issued with the same terms as the previously issued convertible notes. As there was a legal obligation to issue the convertible notes and cash payment related to the Additional Promotion Commitment Tranche, a convertible note payable and a corresponding prepaid balance for advertising services were recorded on issuance of the Initial Promotion Commitment Tranche.

Additionally, the Company is entitled to, but not obligated to, issue Notes totaling to $11.5 million in principal (Maximum Additional Promotion Commitment Amount) followed by an additional amount of at least 22.5% of that value in cash.

In June 2019, the Company issued another convertible note for a total amount of $1.5 million, in connection with the Minimum Commitment Tranche followed by an additional $0.5 million in cash. In July 2019, the Company issued an additional convertible note for a total amount of $0.4 million, in connection with the Minimum Commitment Tranche. As of December 31, 2022 and 2021, the Company had a remaining contractual debt balance of $0.1 million, related to the Minimum Commitment Tranche, which is a separate legal obligation from the convertible notes discussed above. As of December 31, 2021 the Company has used $3.3 million in advertising services. The notes had subordinate status to the Deutsche Bank Loan entered into during October 2021.

In December 2019, in accordance with the original terms, convertible notes amounting to $1.1 million and the applicable $16 thousand of interest were converted into 36,098 shares of Company’s Series D Preferred Stock.

In October 2020, in accordance with the original terms, convertible notes amounting to $2.0 million and the applicable $54 thousand of interest were converted into 169,156 shares of Company’s Series E Preferred Stock.

In connection with the Business Combination on December 8, 2022, in accordance with the original terms, convertible notes amounting to $0.4 million and the applicable $12 thousand of interest were first converted into 32,329 shares of Legacy Getaround’s Series E Preferred Stock, which in turn were exchanged for 32,329 shares of the Company’s common stock. The notes had subordinate status to the Deutsche Bank Loan entered into during October 2021.

Subordinated Convertible Promissory Notes Financing (“Convertible Promissory Notes”)

In May 2021, the Company issued subordinated convertible promissory notes (“2021 Convertible Promissory Notes”) to various counterparties for principal amount of $29.4 million. The notes mature November 2023 and accrue interest at a rate of 0.12% per annum, compounded annually. The Company has the right to issue subordinated convertible promissory notes with the counter parties up to a principal amount of $50.0 million. The counterparties had subordinate status to the Deutsche Bank Loan entered into during October 2021. The notes contain contractually defined conversion features based off the achievement of a qualified financing or consummation of a SPAC Transaction, as defined within the agreement. At which time, the outstanding principal and accrued interest into shares of common stock, at a conversion price equal to the value of each share of common stock in the qualified financing or SPAC Transaction multiplied by 80% or 85%, respectively.

The conversion occurred pursuant to the original terms upon completion of the Business Combination on December 8, 2022 (See Note 3 – Business Combination and Recapitalization for a discussion of Convertible promissory note in connection with the completion terms of conversion). The convertible notes were converted into 3,467,402 shares of the Company’s common stock in accordance with the original terms.

During 2022 and through conversion, the Company recorded a fair value market adjustment of $6.7 million which is recognized within Convertible Promissory Note Fair Value Adjustment within the consolidated statement of operations for the year-ended December 31, 2022. For the years ended December 31, 2022 and December 31, 2021 no interest expense was separately recognized as the accrued interest is factored into the fair value of the notes.

Bridge Loans

During 2022, the Company issued a total of $38.1 million in subordinated convertible promissory notes (“Bridge Loans”) to multiple parties. The Bridge Loans mature on May 1, 2024 and accrue interest at 1.85% per annum. The Company has the right to issue subordinated convertible promissory notes with the counterparties up to a principal amount of $50.0 million. The counterparties had subordinate status to the Deutsche Bank Loan entered into during October 2021. In the event of the consummation of a qualified financing, qualified initial public offering, or special purpose acquisition company transaction, the Bridge Loans will convert at a conversion price equal to 70% of the price paid per share under the respective conversion scenario. In the event of a liquidation

Getaround, Inc.

Notes to Consolidated Financial Statements

transaction, the Bridge Loans will convert into the right to receive payment in cash equal to any unpaid accrued interest on the note plus the outstanding principal balance multiplied by 1.5 plus any unpaid costs and expenses in connection with the agreement.

The conversion occurred pursuant to the original terms upon completion of the Business Combination on December 8, 2022 (See Note 3 – Business Combination and Recapitalization for a discussion of Convertible promissory note in connection with the completion terms of conversion).

The convertible notes were converted into 5,400,542 shares of the Company’s common stock in accordance with the original terms.

During 2022 and through conversion, the Company recorded a fair-value market adjustment of $10.1 million which is recognized within Convertible Promissory Note Fair Value Adjustment within the consolidated statement of operations for the year-ended December 31, 2022. For the year ended December 31, 2022, no interest expense was separately recognized for the Bridge Loans held at fair value as the accrued interest is factored into the fair value of the notes.

Mudrick Convertible Notes

In connection with the Business Combination in December 2022, pursuant to the convertible note subscription agreement, dated May 11, 2022, as amended December 8, 2022, by and among InterPrivate II and Mudrick Capital Management L.P. on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by Mudrick Capital Management L.P. or its affiliates (“noteholders”), the Company issued $175 million of senior secured convertible notes (“Mudrick Convertible Notes”). The Convertible Notes accrue interest payable semi-annually in arrears on December 15 and June 15 of each year, beginning on June 15, 2023, at a rate of 8.00% per annum (if paid in cash) or 9.50% per annum (if paid in-kind). Upon the occurrence, and during the continuation, of an event of default, an additional 2.00% will be added to the stated interest rate. The Mudrick Convertible Notes will mature on December 8, 2027, unless earlier converted, redeemed or repurchased.

The Mudrick Convertible Notes are convertible at the option of the noteholders at any time until the close of business on the second scheduled trading day immediately before the maturity date. Conversions of the Mudrick Convertible Notes will be settled in shares of Class A common stock.

The initial conversion rate of the Mudrick Convertible Notes is 86.96 shares of Getaround common stock per $1,000 principal amount of Mudrick Convertible Notes, which is equivalent to an initial conversion price of approximately $11.50 per share. The initial conversion price is subject to a downward adjustment to 115% of the average daily volume-weighted average trading price (“VWAP”) of Getaround common stock for the 90 trading days after the closing date, subject to a minimum conversion price of $9.21 per share. The conversion price is subject to further adjustments including adjustments in connection with certain issuances or deemed issuances of Class A common stock at a price less than the then-effective conversion price, at any time prior to the close of business on the second scheduled trading day immediately before the maturity date of the Mudrick Convertible Notes.

The Mudrick Convertible Notes are redeemable at any time by the Company, in whole but not in part, for cash, at par plus accrued and unpaid interest to, but excluding, the redemption date, plus certain make-whole premiums.

The indenture governing the Mudrick Convertible Notes includes restrictive covenants that, among other things, limit the ability of the Company to incur additional debt, make restricted payments and limit the ability of the Company to incur liens, in addition to a covenant to maintain a consolidated cash and cash equivalents balance in excess of $10.0 million. The indenture also contains customary events of default.

In connection with the execution of the convertible note subscription agreement, the Company agreed to issue to the noteholders, within 100 trading days following the closing date, warrants in substantially the same form as previously issued public warrants, to purchase 2,800,000 shares of the Company’s common stock at an exercise price of $11.50 (Convertible Notes Warrants). The warrants will be exercisable for shares of the Company’s common stock having an aggregate value equal to $3.5 million, based upon a value of $1.25 per Convertible Notes Warrant. The value of the Convertible Notes Warrants will be adjusted upward or downward to reflect the VWAP reported by Bloomberg LP (subject to customary proportionate adjustments affecting the outstanding shares of the Company’s common stock) of the equivalent Public Warrants during the 90 trading days following the closing date, subject to a maximum upward or downward adjustment of $0.75 per Convertible Notes Warrant. As a result of the adjustment, the minimum and maximum number of Convertible Notes Warrants that the Company is obligated to issue is 1,750,000 and 7,000,000, respectively. The Company has the right to pay cash in lieu of issuing the Convertible Notes Warrants, provided that such cash amount will be equal to $3.5 million. As the Company had not issued the Convertible Notes Warrants as of the Business Combination and December 31, 2022,

Getaround, Inc.

Notes to Consolidated Financial Statements

the Company recorded a warrant commitment liability on the Company’s consolidated balance sheets. On May 4, 2023, the Company issued 7,000,000 warrants, (See Note 22 – Subsequent Events).

Additionally, 266,156 shares of common stock were issued to Mudrick entities as Equitable Adjustment Shares in pursuant to the convertible note subscription agreement. In exchange for the issuance of the Mudrick Convertible Notes, Equitable Adjustment Shares and Commitment to issue warrants, the Company agreed to pay a backstop fee of $5.2 million through a reduction of proceeds. The net proceeds from the issuance of the Mudrick Convertible Notes, Equitable Adjustment Shares and warrant commitment liability were $169.8 million.

Upon the occurrence of a fundamental change (such as a person or group obtaining a controlling interest in the Company, sale of substantially all of the Company’s asset, liquidation of the Company, or ceasing to be listed on The New York Stock Exchange, The NASDAQ Capital Market, The NASDAQ Global Market or The NASDAQ Global Select Market), subject to certain conditions and limited exceptions, holders may require the Company to repurchase for cash all or any portion of the Mudrick Convertible Notes in principal amounts of $1,000 or an integral multiple thereof, at a fundamental change repurchase price equal to the principal amount of the Mudrick Convertible Notes to be repurchased plus certain make-whole premiums, plus accrued and unpaid interest to, but excluding, the repurchase date.

On June 23, 2023, the Company received written notice from U.S. Bank Trust Company, National Association, in its capacity as trustee under the indenture governing the Mudrick Convertible Notes, for its failure to comply with the covenant of timely filing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. As of August 23, 2023, the cure period for such default expired and the Company had not yet filed its Form 10-K. In lieu of acceleration of the repayment obligation as a result of such event of default, the Company elected to pay additional interest on the notes at a rate per annum equal to (a) one quarter of one percent (0.25%) of the principal amount for the first ninety (90) days during which the event of default continues, and, thereafter, (b) one half of one percent (0.50%) of the principal amount for the ninety first (91st) through the one hundred and eightieth (180th) day during which the event of default continues, provided, however, that in no event will any such special interest accrue on any day at a combined rate per annum that exceeds one half of one percent (0.50%). Following such elections, the convertible notes will be subject to acceleration from, and including, the one hundred and eighty first (181st) calendar day on which such event of default has occurred and is continuing or if the Company fails to pay any accrued and unpaid special interest when due. Special interest will cease to accrue from, and including, the earlier of (x) the date such event of default is cured or waived and (y) such one hundred and eighty first (181st) calendar day (See Note 22 – Subsequent Events for further discussion).

The Mudrick Convertible Notes were accounted for at fair value with changes in fair value being recognized under Convertible Promissory Note Fair Value Adjustment within the income statement (See Note 4 - Fair Value Measurements for a discussion of fair value accounting in connection with the Mudrick Convertible Notes).

The Company’s convertible notes payable balance was as follows (in thousands):

	December 31, 2022	December 31, 2021
iHeart Convertible Note	$99	$474
2021 Convertible Promissory Notes measured at fair value	—	34,803
Mudrick Convertible Notes measured at fair value	56,743	—
Total Convertible Notes Payable	$56,842	$35,277

Notes Payable

Horizon Loan

In November 2020, the Company entered into a loan agreement with a lender for a $18.0 million note payable. The note provides for two additional draw amounts of $3.5 million each, with a total possible note balance of $25.0 million. On February 28, 2021, the Company drew upon both additional draw amounts for total principal of $7.0 million. In connection with the loan transaction, in 2020 the Company issued a warrant to purchase up to 208,498 shares of the Company’s common stock for $1.16 per share for an initial value of approximately $0.2 million. The warrant was classified as a liability instrument. In connection with the Business Combination, the warrants were converted into 107,724 Series E warrants and were exercised on a cashless basis resulting in the issuance of 107,724 shares of the Company’s common stock. The note payable originally matured on December 1, 2024 with the Company making monthly interest-only payments at a rate of 10.5% on the outstanding principal amount of the note until January 1, 2023, at which point monthly principal payments of $1.0 million would be due through the end of loan term. An additional one-time final payment of $1.1 million is due on December 1, 2024 in addition to the recurring interest and principal payments. The note had an

Getaround, Inc.

Notes to Consolidated Financial Statements

effective interest rate of 13.88%. The loan contained covenants the Company must maintain related to minimum quarterly net revenue and maximum quarterly operating losses/minimum quarterly profit. For the year ended December 31, 2021, $4.1 million of interest expense was recognized and the debt discount was amortized by $0.8 million. As a result of early repayment on the note, the interest expense for the year ended December 31, 2021 included $1.1 million of final payment fees and $0.8 million of early repayment fees and the debt discount amortized included $0.6 million to write off the remaining unamortized debt discount at the time of repayment.

On October 8, 2021, the Horizon Loan was paid off and refinanced with the Deutsche Bank Loan, discussed below.

Deutsche Bank Loan

In October 2021, the Company entered into a loan agreement for a $75.0 million note payable, with Deutsche Bank as the lead arranger. The Company used a portion of the proceeds to pay off the outstanding Horizon Loan principal of $25.0 million along with related early repayment fees of $1.9 million.

The note originally matured on October 7, 2023 with the Company making monthly interest-only payments at a rate of 10% per annum for the first twelve months, 11% per annum during the next six months, and 12% per annum for the remaining term of the note until the maturity date, at which point the principal is to be paid in full along with a final payment fee of $3.4 million. The Company pledged as collateral all intellectual property held in the US, which has no book value, and the Company’s equity interests of its subsidiaries. The Company capitalized $0.6 million in issuance costs and recorded a debt discount of $0.7 million in connection with the note.

The loan agreement requires mandatory repayments if either 1) an acceptable SPAC transaction or acceptable Primary Equity Issuance with a valuation of the Company’s equity interests of at least $1.0 billion isn’t consummated on or prior to September 30, 2022 or 2) if the last twelve months (“LTM”) Net Revenue is below a certain threshold. Upon either event, the Company is required to repay 4.17% of the principal amount outstanding as of the date of the breach payable monthly on the first business day of the immediately following month and continuing until the maturity date. Subsequent compliance after the initial breach will not alter the monthly mandatory repayment obligation.

Further, the loan agreement also requires mandatory repayment if after entering into the loan agreement the Company:

1.
Receives any cash proceeds from any capital contribution or any issuance of subordinated debt or equity interests, other than those permitted, of an amount equal to 100% of the net cash proceeds of the respective issuance and shall be applied pro rata on such date, provided the issuance is based on a valuation of all equity interests of the Company of an amount equal to or greater than $1.0 billion, such repayment shall not exceed $40.0 million.
2.
Receives any cash proceeds from any issuance or incurrence of indebtedness, other than permitted, of an amount equal to 100% of the net cash proceeds of the respective incurrence of indebtedness which shall be applied pro rata on such date.
3.
Receives any cash proceeds from any asset sale in which the proceeds exceed $1.0 million per transaction or series of related transactions and $5.0 million in the aggregate per fiscal year, of an amount equal to 100% of the net sale proceeds which shall be applied pro rata on such date. Mandatory repayment is not required if on such date no default or event of default exists and the net sale proceeds are used to purchase assets, other than inventory and working capital, within a 180-day period. If the Company decides not to reinvest the net sale proceeds the mandatory repayment shall be applied on the last day of such period.
4.
Experiences a change of control, the Company shall repay the remaining outstanding debt in full.
5.
Receives any cash proceeds from any recovery event, unless such proceeds don’t exceed $1.0 million in aggregate for all such recovery events over the term of the loan or if the proceeds are in respect to automobile insurance claims made in the ordinary course of business, of an amount equal to 100% of the net cash proceeds from such event which shall be applied pro rata on such date. Mandatory repayment is not required if on such date no default or event of default exists and the net cash proceeds are used to replace or restore any properties or assets within a 180-day period following the date of the receipt of the net cash proceeds. If all or any portion of such net cash proceeds are not used within the 180-day period, the remaining portion shall be repaid to the lenders on the last day of such period.

In September 2022, the Company entered into an amendment to the loan agreement with Deutsche Bank as lead arranger to amend the mandatory repayment conditions to extend the date by which an acceptable SPAC transaction or acceptable primary equity issuance is required to be consummated until October 31, 2022. In addition, the final payment fee was increased to $4.1 million from $3.4 million. In November 2022, the Company entered into amendments to the loan agreement with Deutsche Bank as lead arranger to

Getaround, Inc.

Notes to Consolidated Financial Statements

amend the mandatory repayment conditions to extend the date by which an acceptable SPAC transaction or acceptable primary equity issuance is required to be consummated until November 30, 2022. As discussed above, the Business Combination (an acceptable SPAC transaction in accordance with the Deutsche Bank loan agreement) occurred on December 8, 2022, triggering the mandatory repayment. The Deutsche Bank loan was repaid with proceeds from the Business Combination as InterPrivate II did not legally acquire the debt (See Note 3 - Business Combination and Recapitalization). The note had an original effective interest rate of 11.57%. The effective interest rate when the loan was settled was 13.9%.

For the year ended December 31, 2021, $1.8 million of interest expense was recognized and the issuance costs and debt discount were amortized by $86 thousand and $94 thousand, respectively, in addition to an expense of $0.5 million for an accrual of the final payment fee.

For the year ended December 31, 2022, $7.3 million of interest expense was recognized and the issuance costs and debt discount were amortized by $0.3 million and $0.4 million, respectively. (See Note 3 - Business Combination and Recapitalization for a discussion of recognition of interest expense and amortization of issuance cost, debt discount, and recognition of mandatory repayment when repaid).

On December 8, 2022 the Deutsche Bank Loan was paid off in connection with the Business Combination.

Braemar Subordinated Promissory Note

In October 2022, the Legacy Getaround issued a $2.0 million subordinated promissory note to Braemar Energy Ventures III LP (“Braemar”), a related party and an existing investor in the Legacy Getaround. A member of the Company’s Board of Directors holds an interest in Braemar. The promissory note accrues interest at 10% per annum, compounded annually, and the principal and any accrued but unpaid interest will be due and payable upon holder demand at any time on or after October 30, 2023. Legacy Getaround was able to prepay all of the outstanding principal and accrued but unpaid interest under the promissory note at any time, subject to a prepayment premium equal to $0.2 million less the amount of accrued but unpaid interest that is prepaid. The promissory note was subordinated to all of the Company’s senior indebtedness, including the Deutsche Bank Loan entered into during October 2021.

Additionally in October 2022, the Sponsor of InterPrivate II entered into a stock transfer agreement with Braemar (“Stock Transfer Agreement”) that would require the Sponsor to transfer 200,000 shares of the Sponsor’s common stock in the Company upon a new equity investment of at least $2.0 million, the consideration for which could be the cancellation of the indebtedness in the subordinated promissory note. As the Stock Transfer Agreement was entered into as an inducement for Braemar to enter into the subordinated promissory note with Legacy Getaround, Legacy Getaround accounted for the fair value of the Stock Transfer Agreement of $1.5 million as a debt discount (See Note 21 – Related-Party Transaction for further discussion on Braemar Note).

On December 6, 2022, the subordinated promissory notes were extinguished in exchange for issuance of 2022 Bridge Loans in the amount of the principal and accrued interest of $2.0 million. The fair value of the 2022 Bridge Loans exchanged for the subordinated promissory note was $2.5 million. As discussed above, all outstanding 2022 Bridge Loans were converted under their original terms on December 8, 2022.

For the year ended December 31, 2022, $20 thousand of interest expense was recognized and the debt discount was amortized by $0.1 million on the subordinated promissory note. Due to the extinguishment of the subordinated promissory note in exchange for the 2022 Bridge Loan, the Company recognized a loss on extinguishment of $1.9 million, recorded in interest expense, net within the consolidated statement of operations and comprehensive loss.

Paycheck Protection Program (“PPP”)

The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted on March 27, 2020. Among the provisions contained in the CARES Act is the creation of the PPP that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. PPP loan proceeds are available to be used to pay for payroll costs, including salaries, commissions and similar compensation, group health care benefits and paid leaves, rent, utilities and interest on certain other outstanding debt.

The amount that will be forgiven will be calculated in part with reference to the Company’s full-time headcount during the eight-week period following the funding of the PPP loan. On May 1, 2020, the Company received total proceeds of $6.9 million pursuant to the PPP. In accordance with the loan forgiveness requirements of the CARES Act, the Company intends to use the proceeds from the PPP loan primarily for payroll costs, rent and utilities. The interest rate on the PPP loan is a fixed rate of 1% per annum. To the extent

Getaround, Inc.

Notes to Consolidated Financial Statements

that the amounts owed under the PPP loan, or a portion of them, are not forgiven, the Company will be required to make monthly principal and interest payments in monthly installments beginning six months from the date of the PPP loan. The PPP loan matured on April 30, 2022. Upon the occurrence of an event of default, the lender would have the right to exercise remedies against the Company, including the right to require immediate payment of all amounts due under the PPP Note.

The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. Subsequently released guidance instructs all applicants and recipients to take into account their current business activity and the Company's ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to their business.

In June 2021, the Company’s PPP loan principal of $6.9 million and accrued interest of $79 thousand was forgiven by the SBA. As a result, the Company recorded a $7.0 million gain on debt extinguishment for the note forgiveness.

Prêt Guaranty par l'État (“PGE”) Loan

In response to the COVID-19 Pandemic, the French Government enacted a State Guarantee Scheme for new loans granted by financial institutions to aid French businesses from the period of March 16, 2020 through December 31, 2020. Loans cannot have a duration exceeding a period of six years from the date of the first disbursement. In November 2020, the Company entered into Loan agreements with three French lenders for a total of 4.5 million euros of notes payable. Of which, 3.0 million euros of the notes were interest free with the remaining 1.5 million euros having a 2.25% fixed interest rate and a recurring annual payment of 0.3 million euros beginning September 2021 through September 2025. The notes payable of 3.0 million euros matured during November 2021 and were to be paid in full.

During January 2021, the payment terms of the 1.5 million euros loan were amended to have a recurring quarterly payment of 75 thousand euros beginning September 2021 through June 2026. On July 13, 2021, the Company entered into a discussion to amend the PGE loan terms to defer first payments on 3.0 million euros of the loan due November 2021 to November 2022. Prior to the amendment, all 3.0 million euros of the loan principal was due in November 2021. The amendment to the payment terms of the PGE loan was made through two agreements. Effective August 3, 2021, the first agreement deferred a first payment, where the principal of 0.6 million euros was to be paid in full, from November 2021 to be paid in monthly installments of 12 thousand euros beginning December 2022 through November 2026 and added a 0.7% fixed interest rate. Effective October 1, 2021, the second agreement deferred a first payment, where the principal of 2.4 million euros was to be paid in full, from November 2021 to be paid in monthly installments of 49 thousand euros beginning November 2022 through November 2026 and added a 1.44% fixed interest rate.

During December 2022, the Company recognized 51 thousand euros, an additional guarantee commission loan expense to the French Government paid by the French lenders on the Company’s behalf, increasing the amount owed by Getaround to the French lenders.

As of December 31, 2022, 1.1 million euros, or $1.2 million USD, were classified within short-term debt and a total remaining outstanding principal of 4.1 million euros, or $4.4 million. For the years ended December 31, 2022 and 2021, respectively, 120 thousand euros and 40 thousand euros, or $127 thousand USD and $46 thousand USD of interest expense was recognized, respectively.

The Company’s notes payable balances were as follows (in thousands):

	December 31, 2022	December 31, 2021
Deutsche Bank Loan	$—	$75,000
PGE Loan	4,409	4,923
Total Notes Payable	4,409	79,923
Less: unamortized debt issuance costs	—	(521)
Less: unamortized debt discount	—	(581)
Less: short-term portion of PGE Loan	(1,211)	(464)
Total Notes Payable, less current portion	$3,198	$78,357

Getaround, Inc.

Notes to Consolidated Financial Statements

The notes payable future principal payments as of December 31, 2022 are as follows (in thousands):

Year ended December 31,
2023	$1,211
2024	1,137
2025	1,143
2026	918
Thereafter	—
Total	$4,409

13. Leases

The Company leases corporate office facilities, short-term parking spaces and miscellaneous office equipment under operating lease agreements. The Company’s lease agreements have terms not exceeding eight years. As of December 31, 2022, the Company does not have any finance leases.

The Company elects not to apply the lease recognition requirements to the short-term leases. Accordingly, the Company recognize lease payments related to the short-term leases in the statements of operations and comprehensive loss on a straight-line basis over the lease term which has not changed from prior recognition.

For leases with terms greater than 12 months, the Company records the related operating or finance right of use asset and lease liability at the present value of lease payments over the lease term. The Company is generally not able to readily determine the implicit rate in the lease and therefore uses the determined incremental borrowing rate at lease commencement to compute the present value of lease payments. The incremental borrowing rate represents an estimate of the market interest rate the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. When determining lease term, the Company considers renewal options that are reasonably certain to exercise and termination options that are reasonably certain to be exercised, in addition to the non-cancellable lease term.

Certain of the Company’s real estate leasing agreements include terms requiring the Company to reimburse the lessor for its share of real estate taxes, insurance, operating costs and utilities which are accounted for as variable lease costs when incurred since the Company has elected to not separate lease and non-lease components, and hence are not included in the measurement of lease liability.

The components of lease expense for the period ended December 31, 2022 are as follows (in thousands):

Operating lease costs	$3,299
Short-term lease costs	1,566
Variable lease costs(1)	876
Sublease income	(1,347)
Total Lease Costs	$4,394
(1)
Variable lease cost primarily relates to common area maintenance and property taxes on leased real estate.

Operating lease costs are included within general and administrative within the consolidated statements of operations. Short-term lease costs are included within general and administrative and operating expenses within the consolidated statements of operations. Variable lease costs are included within operating expenses, and sublease income is included within revenue within the consolidated statements of operations.

Other information related to leases for the year ended December 31, 2022 are as follows (in thousands:

Operating cash flows used for lease liabilities	3,971
Right of use assets acquired under operating lease on the adoption of ASC 842	14,341

Getaround, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2022, the weighted average remaining lease term for our operating leases was 6.5 years, and the weighted average incremental borrowing rate for the Company’s operating leases was 11.6%.

The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term. Future minimum payments under operating leases as of December 31, 2022, are as follows (in thousands):

Year ending December 31, 2022
2023	$4,067
2024	4,164
2025	4,261
2026	4,360
2027	4,461
Thereafter	6,676
Total undiscounted future cash flows	$27,989
Less: Imputed interest	(8,351)
Total	$19,638

Supplemental Information for Comparative Periods

Prior to the adoption of ASC 842, future minimum lease payments for noncancelable operating leases as of December 31, 2021 were as follows (in thousands):

Year ending December 31,
2022	$3,990
2023	4,100
2024	4,198
2025	4,295
Thereafter	15,997
Total	$32,580

14. Commitments and Contingencies

Commitments

As of December 31, 2022, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in the audited consolidated financial statements and the related notes thereto.

Legal Proceedings

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions that may be asserted against it that could have a material adverse effect on its business, reputation, results of operations or financial condition. Such litigation may include, but is not limited to, actions or claims relating to sensitive data, including its proprietary business information and intellectual property and that of its clients and personally identifiable information of its employees and contractors, cyber-attacks, data breaches and non compliance with its contractual or other legal obligations.

A liability and related charge are recorded to earnings in the Company’s consolidated financial statements for legal contingencies when the loss is considered probable, and the amount can be reasonably estimated. The assessment is re-evaluated each accounting period and is based on all available information, including discussion with outside legal counsel. If a reasonable estimate of a known or probable loss cannot be made, but a range of probable losses can be estimated, the low-end of the range of losses is recognized if no amount within the range is a better estimate than any other. If a material loss is reasonably possible, but not probable and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. The Company expenses legal fees as they are incurred.

Getaround, Inc.

Notes to Consolidated Financial Statements

In 2020 the Company became involved in certain litigation filed by a former contractor of the Company alleging various Labor Code violations by the Company. The former contractor has asserted claims on a class wide basis and seeks to represent all California contractors and California non-exempt employees from July 2016 to the present. Based upon the Company’s investigation, the Company does not believe the plaintiff’s claims against the Company are valid. However, litigation is unpredictable and there can be no assurances the Company will obtain a favorable final outcome or be able to avoid unfavorable preliminary or interim ruling. As of December 31, 2021, the Company was able to reasonably estimate the amount of loss, or range of losses, that could result from this matter and recorded an accrual for $0.2 million. During the year ended December 31, 2022, the Company estimated an increase in the amount of loss of $0.1 million. Parties reached tentative settlement on this matter in January 2023 for $0.3 million.

As of December 31, 2022 and 2021, the Company had accrued $1.4 million and $1.3 million respectively related to various pending claims and legal actions. The Company does not believe that a material loss in excess of accrued amounts is reasonably possible.

15. Income Taxes

The U.S. and foreign components of loss before provision for income taxes for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	Year ended December 31, 2022	Year ended December 31, 2021
United States	$(100,259)	$(105,821)
Foreign	(36,444)	(14,713)
Loss before Provision for Income Taxes	$(136,703)	$(120,534)

The components of the provision for (benefit from) income taxes for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	Year ended December 31, 2022	Year ended December 31, 2021
Current:
Federal	$—	$—
State	39	9
Foreign	13	3
Total current tax expense	52	12

Deferred:
Federal	$—	$—
State	—	—
Foreign	(690)	(483)
Total Deferred Tax Benefit	(690)	(483)
Total Benefit from Income Taxes	$(638)	$(471)

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate for the years ended December 31, 2022, and 2021:

Year ended December 31,	2022 (%)	2021 (%)
Federal statutory income tax rate	21.0	21.0
State income tax expense	1.3	3.5
Permanent tax adjustments	(1.2)	(1.9)
Fair value adjustments	(7.4)	(3.6)
Transaction costs	(2.7)	—
Gain on Debt Extinguishment	—	1.2
Change in valuation allowance	(6.7)	(19.9)
Foreign rate differential	(3.0)	0.6
Other, net	(0.9)	(0.5)
Effective income tax rate	0.4	0.4

Getaround, Inc.

Notes to Consolidated Financial Statements

The components of deferred tax assets and liabilities as of December 31, 2022, and 2021 are as follows (in thousands):

Year ended December 31,	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$183,522	$159,303
Capitalized research costs	6,678	—
Lease liabilities	5,066	—
Accruals and reserves	5,097	3,432
Other	8,800	6,014
Total Deferred Tax Assets	$209,163	$168,749
Less: valuation allowance	(174,317)	(166,243)
Total Deferred Tax Assets, Net of Valuation Allowance	$34,846	$2,506
Deferred tax liabilities:
Intangibles	(1,742)	(3,937)
Convertible debt	(30,541)	—
ROU assets	(3,290)	—
Other	(200)	(278)
Total Deferred Tax Liabilities	$(35,773)	$(4,215)
Net Deferred Tax Liabilities	$(927)	$(1,709)

Based on available evidence, management believes it is not more likely than not that the net U.S., Netherlands, and France deferred tax assets will be fully realizable. In these jurisdictions, we have recorded a valuation allowance against net deferred tax assets. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies by jurisdiction. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute our business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed. We had a valuation allowance against net deferred tax assets of $174.3 million and $166.2 million as of December 31, 2022 and 2021, respectively. In 2022, the change in valuation allowance was primarily attributable to an increase in U.S. federal and state deferred tax assets resulting from loss from operations.

As of December 31, 2022, we had U.S. federal net operating loss (“NOL”) carryforwards of $15.5 million that begin to expire in 2031 and $100.2 million that have an unlimited carryover period. As of December 31, 2022, we had U.S. state NOL carryforwards of $42.0 million that begin to expire in 2027 and $1.5 million that have an unlimited carryover period. As of December 31, 2022, we had foreign NOL carryforwards of $0.9 million that begin to expire in 2026 and $23.4 million that have an unlimited carryover period.

In general, under Sections 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change by value in its equity ownership over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs to offset future taxable income. Our existing NOLs carryforwards have been, and may in the future be, subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs carryforwards could be further limited by Sections 382 the Code. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a future change of control, we may not be able to utilize a material portion of the NOLs carryforwards or disallowed interest expense carryovers, even if we attain profitability.

The Company does not record deferred taxes on the undistributed earnings of its non-U.S. subsidiaries as it does not expect the temporary differences related to those unremitted earnings to reverse in the foreseeable future. As of December 31, 2022, no deferred tax liability related to the Company's non-U.S. subsidiaries exist due to their accumulated deficits. Future distributions of accumulated earnings of the Company's non-U.S. subsidiaries may be subject to nominal withholding taxes. We intend, however, to indefinitely reinvest those earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2022, all tax years are subject to examination by the respective taxing authorities. Generally, in the U.S. federal and state taxing jurisdictions,

Getaround, Inc.

Notes to Consolidated Financial Statements

tax periods in which certain loss and credit carryovers are generated remain open for audit until such time as the limitation period ends for the year in which such losses or credits are utilized.

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no material unrecognized tax benefits as of December 31, 2022 and 2021.

16. Mezzanine Equity and Stockholders’ Deficit

Common Stock and Preferred Stock

The Amended and Restated Certificate of Incorporation of the Company dated December 8, 2022 authorized the issuance of 1,020,000,000 shares, consisting of two classes: 1,000,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of preferred stock, $0.0001 par value per share. As of December 31, 2022, there are no issued and outstanding shares of preferred stock.

Upon closing of the Business Combination:

•
67,200,526 shares of Class A common stock were issued as part of the purchase consideration;
•
1,550,000 shares of Class A common stock (after redemptions) were no longer subject to redemption;
•
6,668,750 shares of Class A common stock held by the initial InterPrivate II Investors, the Sponsor and EarlyBirdCapital (collectively the “Founders”) remained outstanding;
•
5,400,542 shares of Class A common stock were issued to 2022 Bridge Note holders (See Note 12 – Notes Payable for further information of common stock).

Pursuant to the Merger Agreement, 11,000,000 shares of Class A common stock (the “Bonus Shares”) were to be distributed to InterPrivate II shareholders. Nine million shares of Class A common stock were distributed pro rata to non-redeeming public holders of Class A Stock, whether acquired in InterPrivate II’s initial public offering or acquired in the secondary market (the “Public Stockholders”) of InterPrivate II. The remaining 2,000,000 shares of Class A common stock were distributed to EarlyBirdCapital (one of the underwriters in InterPrivate II’s initial public offering), the then-current and former independent directors of InterPrivate II and the Sponsor. The shares distributed to non-redeeming Public Stockholders of InterPrivate II were accounted for as a noncash dividend in the form of additional shares (see Note 3 – Business Combination and Recapitalization for a discussion on the Bonus Shares).

Immediately following the Business Combination, 266,156 shares of common stock were issued to Mudrick entities as Equitable Adjustment Shares in pursuant to a convertible note subscription agreement entered into in connection with the Merger Agreement (See Note 12 – Notes Payable for a discussion of issued common stock to Mudrick entities as Equitable Adjustment Shares in pursuant to a convertible note in connection with the Merger Agreement).

Legacy Getaround Common Stock

The issued and outstanding shares of Legacy Getaround common stock as of December 31, 2021 were as follows:

Year ended December 31, 2021
Class B non-voting common stock	$91,572
Common stock	18,349,558
Non-voting common stock	7,095,433
Total	$25,536,563

During the year ended December 31, 2021, the Company settled a portion of the liability related to terminated vehicle leases with the issuance of 105,040 shares of Legacy Getaround common stock.

In June 2022, 935,005 shares of Legacy Getaround common stock were issued to settle the outstanding contingent compensation liability associated with the put and call options structure related to the acquisition of Drivy in April 2019 (See Note 5 - Contingent

Getaround, Inc.

Notes to Consolidated Financial Statements

Compensation for a discussion of issued common stock were for settlement of outstanding contingent compensation liability in connection with the acquisition of Drivy).

During 2022, 79,483 of Legacy Getaround common stock options were exercised and 292,955 RSUs vested in exchange for 372,438 shares of Legacy Getaround common stock.

Legacy Getaround Convertible Redeemable Preferred Stock

The authorized, issued and outstanding shares of convertible redeemable preferred stock and liquidation preferences were as follows (in thousands, except share amounts):

Year ended December 31, 2021
Series	Authorized shares	Shares issued and outstanding	Liquidation preference	Carrying value
Series A	4,642,935	3,419,807	10,918	16,953
Series B	3,836,863	1,639,443	8,251	9,338
Series C	5,933,162	3,470,349	23,844	22,761
Series D	14,671,438	14,231,851	294,940	191,841
Series D-2	868,561	-	-	-
Series D-3	1,711,584	1,711,584	50,773	49,587
Series E	7,673,538	6,080,675	74,939	51,709
Series E-1	7,137,460	7,137,452	68,465	56,609
Series E-2	7,505,927	2,172,707	7	8,356
Series E-3	5,709,969	318,948	1	3,214
Total	59,691,437	40,182,816	532,138	410,368

In January, February, May, and April 2021, the Company received $1,528,000 from the sale of 129,513 shares of Series E convertible redeemable preferred stock (Series E) at $4.75 per share, net of issuance costs of $26,000. For each purchase of Series E convertible redeemable preferred stock, each investor received preferred stock warrants exercisable into Series E-2 convertible redeemable preferred stock on a one-to-one basis. The Series E convertible redeemable preferred stock was mezzanine equity classified, while the preferred stock warrants exercisable into Series E-2 convertible redeemable preferred stock were liability classified. As such, of the $1,520,000 received from the sale $616,000, net of issuance costs, was classified within Mezzanine Equity, with the remaining $912,000 classified within Warrant Liabilities (See Note 18 – Warrants). The proceeds were allocated to the warrants based on the fair value, with the remaining amount being allocated to preferred stock. During the nine months ended September 30, 2021, 24,851 Series E-2 preferred stock warrants were exercised on a 1:1 basis for Series E-2 convertible redeemable preferred stock and 318,948 Series E-3 preferred stock warrants were exercised on a 1:1 basis for Series E-3 convertible redeemable preferred stock at $12.12 and $10.09 per share, respectively, based on the fair value as of September 30, 2021 (See Note 18 – Warrants).

In January, February, and May 2021, 1,155,987 shares of non-voting common stock were converted on a one-to-one basis into 1,155,987 shares of convertible redeemable preferred stock. The shares were converted into 953,072 shares of Series A convertible redeemable preferred stock, 129,368 shares of Series B convertible redeemable preferred stock, 37,841 shares of Series C convertible redeemable preferred stock, and 35,707 shares of Series D convertible redeemable preferred stock.

In March and April 2022, 79,704 Series E-3 warrants were exercised on a 1:1 basis for Series E-3 convertible redeemable preferred stock at $5.12 per share based on the fair value as of the exercise date (See Note 18 - Warrants for a discussion of exercised stock warrants for a Series E-3 Convertible redeemable preferred stock). In July 2022, 96,076 Series B warrants to purchase were exercised into 31,010 Series B convertible redeemable preferred stock at $7.71 per share based on the fair value as of the exercise date (See Note 18 - Warrants for a discussion of exercised stock warrants for a Series E-3 Convertible redeemable preferred stock).

All outstanding Legacy Getaround convertible redeemable preferred stock were converted into Legacy Getaround common stock and exchanged for the right to receive merger consideration outlined above. As of December 31, 2022, there was no convertible redeemable preferred stock outstanding.

The rights, preferences and privileges of the holders of the common stock, non-voting common stock, class B non-voting common stock, and Series A convertible redeemable preferred stock (Series A), Series B convertible redeemable preferred stock (Series B), Series C convertible redeemable preferred stock (Series C), Series C-1 convertible redeemable preferred stock (Series C-1),

Getaround, Inc.

Notes to Consolidated Financial Statements

Series C-2 convertible redeemable preferred stock (Series C-2), Series D convertible redeemable preferred stock (Series D), Series D-2 convertible redeemable preferred stock (Series D-2), Series D-3 convertible redeemable preferred stock (Series D 3), Series E convertible redeemable preferred stock (Series E), Series E-1 convertible redeemable preferred stock (Series E-1), Series E-2 convertible redeemable preferred stock (Series E-2) and Series E-3 convertible redeemable preferred stock (Series E-3) (collectively, convertible redeemable preferred stock) are as follows:

Dividend Rights

The holders of shares of convertible redeemable preferred stock shall be entitled to receive dividends, on a pari passu basis, out of any assets legally available therefor, prior and in preference to any declaration or payment of any dividend (payable other than in common stock, non-voting common stock, class B non-voting common stock or other securities or rights convertible into, or entitling the holder thereof to receive, directly or indirectly, additional shares of common stock, non-voting common stock or class B non-voting common stock (the common stock equivalents)) on the common stock, at the rate of $3.1925, $5.0329, $6.8708, $20.7239, $20.7239, $29.6641, $11.9905, $9.5924, $0.0031 and $0.0031 per share of Series A, Series B, Series C, Series D, Series D-2, Series D-3, Series E, Series E-1, Series E-2 and Series E-3,respectively, payable when and if declared by the Company’s board of directors. The Company is under no obligation to declare dividends, and any such dividends shall not be cumulative. After payment of such dividends, any additional dividends are to be distributed among the holders of convertible redeemable preferred stock, common stock, non-voting common stock and class B non-voting common stock pro rata based on the number of shares of common stock equivalents then held by each holder (assuming conversion of all such convertible redeemable preferred stock into common stock equivalents). No dividends have been declared as of December 31, 2022 and 2021.

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of convertible redeemable preferred stock, on an as adjusted basis, shall be entitled to receive, on a pari passu basis, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, non-voting common stock and class B non-voting common stock, by reason of their ownership thereof, an amount per share equal to $3.1925, $5.0329, $6.8708, $20.7239, $20.7239, $29.6641, $11.9905, $9.5924, $0.0031 and $0.0031 per share of Series A, Series B, Series C, Series D, Series D-2, Series D-3, Series E, Series E-1, Series E-2 and Series E-3,respectively, plus any declared but unpaid dividends on such share. If, upon the occurrence of such event, the assets and funds thus distributed among the holders of convertible redeemable preferred stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of convertible redeemable preferred stock in proportion to the preferential amount each such holder is otherwise entitled to receive pursuant to the above.

Conversion Rights

Each share of voting preferred stock, on an as adjusted basis, shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, into such number of fully paid and non-assessable shares of common stock based upon dividing the original purchase price of the applicable series of convertible redeemable preferred stock by the applicable conversion price at the time of conversion. The Series A, Series B, Series C, Series D, Series D-2, Series D-3, Series E, Series E-1, Series E-2, and Series E-3 conversion price shall initially be $3.1925, $5.0329, $6.8708, $20.7239, $20.7239, $29.6641, $11.9905, $9.5924, $0.0031 and $0.0031 per share, respectively.

Redemption

The convertible redeemable preferred stock is redeemable at the option of the holder in certain situations if the Company sells, conveys or otherwise disposes of all or substantially all of its property or business, or if the Company sells, leases or enters into any agreement involving the exclusive, irrevocable license of all or substantially all of the Company’s intellectual property.

Voting Rights

Series A, Series B, Series C, Series D, Series D-2, Series D-3, Series D-4, Series E, Series E-1, Series E-2, and Series E-3 shall be designated as voting convertible redeemable preferred stock. Aside from Series E and Series E-2 convertible redeemable preferred stock, each holder of voting convertible redeemable preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of voting convertible redeemable preferred stock could be converted. The holders of Series D-2 shall have no rights to vote with respect to the approval of any liquidation transaction or any other acquisition not constituting a liquidation transaction in which the Company is involved. These limitations on the voting rights of the Series D-2 shall

Getaround, Inc.

Notes to Consolidated Financial Statements

not apply from and after such time as certain strategic investor transfers all such shares to any other person who is not a strategic investor. Holders of Series E and Series E-2 preferred stock shall be entitled to the number of votes equal to four times the number of shares of common stock into which such shares of voting convertible redeemable preferred stock could be converted. Fractional votes shall not, however, be permitted and any fractional voting rights available on an as-converted basis (after aggregating all shares into which shares of convertible redeemable preferred stock held by each holder could be converted) shall be rounded to the nearest whole number (with one-half being rounded upward).

As long as 783,018 shares of Series D are outstanding, the holders of such shares of Series E shall be entitled to elect two directors of the Company at any election of directors. As long as 783,018 shares of Series A, Series B and Series C are outstanding, the holders of such shares of Series C shall be entitled to elect one director of the Company at any election of directors. The holders of outstanding common stock shall be entitled to elect three directors of the Company at any election of directors. The holders of at least 55% of the voting convertible redeemable preferred stock and the holders of a majority of the common stock, voting independently as separate classes, shall be entitled to elect one director of the Company. The holders of voting convertible redeemable preferred stock and common stock, voting together as a single class on an as converted basis, shall be entitled to elect any remaining directors of the Company.

In addition, the Company cannot take certain actions without first obtaining the approval of a majority of the then-outstanding convertible preferred shares voting separately as a class on an as converted basis.

Non-voting common stock shall not be entitled to vote on any matter and in no event shall it be redesignated or reconstituted as a voting security prior to approval.

17. Stock-Based Compensation

2022 Employee Stock Purchase Plan

The 2022 Employee Stock Purchase Plan was approved on December 6, 2022. A total of 1,841,719 shares of Getaround common stock were initially reserved under the terms of the 2022 Employee Stock Purchase Plan. The 2022 Employee Stock Purchase Plan provides a means by which eligible employees and/or eligible service providers of either Getaround or an affiliate may be given an opportunity to purchase shares of Getaround common stock. The 2022 Employee Stock Purchase Plan permits Getaround to grant a series of purchase rights to eligible employees and/or eligible service providers. On each offering date, each eligible employee or eligible service provider, pursuant to an offering made under the 2022 Employee Stock Purchase Plan, will be granted a purchase right to purchase up to that number of shares of Getaround common stock purchasable either with a percentage or with a maximum dollar amount, as designated by the plan administrator; provided however, that in the case of eligible employees, such percentage or maximum dollar amount will in either case not exceed 15% of such employee’s earnings during the period that begins on the offering date (or such later date as the plan administrator determines for a particular offering) and ends on the date stated in the offering, which date will be no later than the end of the offering, unless otherwise provided for in an offering. No award has been granted or issued under this plan.

2022 Equity Incentive Plan

The 2022 Equity Incentive Plan was approved on December 6, 2022. Following the closing of the Business Combination, the Board of Directors amended the 2022 Equity Incentive Plan to reduce the number of shares of Getaround common stock initially reserved for issuance pursuant to the 2022 Equity Incentive Plan. Following the amendment, a total of 19,620,389 shares of Getaround common stock were reserved for issuance under the terms of the 2022 Equity Incentive Plan, which includes 11,000,000 shares of Getaround common stock reserved for issuance as Earnout Shares to certain Legacy Getaround employees upon the satisfaction of certain stock price performance conditions following the closing date of the Business Combination and expiring on the seventh anniversary of the closing date. As of December 31, 2022 no award had been granted or issued under this plan.

2010 Stock Plan

In November 2011, the Company amended and restated the 2010 Stock Plan (the 2010 Plan). The 2010 Plan provides for the granting of shares of restricted common stock and options to purchase shares of common stock to employees and consultants of the Company. The maximum number of common shares reserved and available for issuance under the plan is 4,702,784 shares. No new awards will be granted under the 2010 Plan following the adoption of the 2022 Equity Incentive Plan.

Getaround, Inc.

Notes to Consolidated Financial Statements

Options granted under the 2010 Plan may be either incentive stock options (ISOs) or nonqualified stock options (NSOs). ISOs may be granted only to employees (including officers and directors). NSOs may be granted to employees and consultants. Stock options granted under the 2010 Plan expire within ten years from the date of grant. The exercise price of ISOs and NSOs shall not be less than 100% of the fair value of the common shares on the date of grant, as determined by the Company’s board of directors. Stock options generally vest over a period of five years from the date of grant base on continued service.

Restricted Stock Units

Restricted stock units (RSUs) activity is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2021	669,606	$7.31
RSUs granted	3,366,262	8.62
RSUs vested	(515,002)	7.37
RSUs canceled	(70,074)	5.46
Balance, December 31, 2022	3,450,792	$8.52

Each restricted stock unit represents the right to receive one share of the Company’s common stock upon vesting. The fair value of these RSUs was calculated based upon the Company’s common stock value on the date of grant, and the stock-based compensation expense is being recognized over the vesting period of four years.

Stock Options

Stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2021	8,665,557	$3.24	8.21	$6,889
Options granted	1,014,113	3.90	9.03	2,470
Options exercised(1)	(3,268,659)	2.50	7.00	12,529
Options expired	(278,069)	2.37	—	1,154
Options forfeited	(998,610)	3.25	—	3,495
Balance, December 31, 2022	5,134,332	$3.40	6.50	$16,660
Vested and Exercisable, December 31, 2022	2,791,868	2.95	4.96	10,073
Vested and Exercisable and Expected to Vest, December 31, 2022	5,134,332	$3.40	6.50	$16,660
(1)
The number of options exercised includes the common stock options that were legally exercised in exchange of the nonrecourse promissory notes during the year ended December 31, 2021.

The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the estimated fair value of the Company’s common stock. The total intrinsic value for stock options exercised during the years ended December 31, 2022 and 2021 was $12.5 million and $6.1 million, respectively. The fair value of awards vested during the years ended December 31, 2022 and 2021 was $4.5 million and $14.6 million, respectively. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $3.90 and $3.18, respectively.

On January 22, 2021, the board of directors authorized the amendment of all stock options previously granted with an exercise price per share greater than the current fair market value to be repriced to the Company’s current fair market value per share. Optionees had the choice to amend options from January 28, 2021 through February 26, 2021. Select employees elected to amend the options subject to the repricing that became effective on February 26, 2021. The re-pricing was treated as a modification of terms of the options outstanding. The fair value of the modification was determined as the difference between the fair value of each option

Getaround, Inc.

Notes to Consolidated Financial Statements

immediately before and after the repricing using the Black-Scholes option pricing model. The re-pricing resulted in recognition of compensation expense in the amount of $1.2 million for the year ended December 31, 2021.

In February 2021 the Company entered into nonrecourse promissory note agreements with two shareholders in order to facilitate cashless exercise of 3,345,568 options to exercise common stock, at the originally granted price per share, in exchange for a promissory note in the principal amount of $21.3 million. As the promissory note was nonrecourse, (i) this legal exercise of stock options with a promissory note was not considered a substantive exercise for accounting purposes and instead was accounted for as if it were a stock option grant and (ii) no receivable for amounts due under the promissory note was recorded on the Company’s consolidated balance sheet. The legal issuance of the nonrecourse promissory notes resulted in no additional stock-based compensation expense related to this award, based on the grant-date fair value of the award, which was determined using the Black-Scholes option-pricing model (see Note 21 – Related-party transactions).

Valuation Assumptions

The Company measures compensation expense for all stock-based payment awards based on the estimated fair value on the date of the grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model utilizing the assumptions noted below:

Fair Value of Common Stock - Because the Company’s common stock was not publicly traded until December 2022, the Company needed to estimate the fair value of common stock. In the instances when an estimate of the fair value of the common stock is needed, the Company’s board of directors considers numerous objective and subjective factors to determine the fair value of the Company’s common stock options at each meeting in which awards are approved. The factors considered include, but are not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences and privileges of the Company’s preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projects; (vi) the likelihood of achieving a liquidity event, and (vii) precedent transactions involving the Company’s shares.

Expected Volatility - Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Since the Company does not have sufficient trading history of its common stock, it estimates the expected volatility of its stock options at their grant date by taking the weighted-average historical volatility of a group of comparable publicly traded companies over a period equal to the expected term of the options.

Expected Term - Expected term represents the period over which the Company anticipates stock based awards to be outstanding. The Company determines the expected life by averaging the stock based award’s weighted-average vesting period and its contractual term. The Company uses this method to determine the expected term of its stock-based compensation because of its limited history of stock option exercise activity.

Risk-Free Interest Rate - The Company uses the average of the published interest rates of U.S. Treasury zero-coupon issues with terms consistent with the expected term of the awards for its risk free interest rate.

Expected Dividends - Since the Company does not anticipate paying any cash dividends in the foreseeable future, it uses an expected dividend yield of 0%.

The following table summarizes the weighted-average assumptions used in the valuation of stock options granted:

December 31,	2022	2021
Expected volatility (%)	77.7%	80.7
Risk-free interest rate (%)	2.9%	1.0
Expected dividend yield	—	—
Expected term (years)	6.0	6.1

The Company recognized stock-based compensation expense related to stock options of $4.8 million, and $9.7 million for the years ended December 31, 2022 and 2021, respectively, which was included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

Getaround, Inc.

Notes to Consolidated Financial Statements

	Year ended December 31, 2022	Year ended December 31, 2021
Sales and marketing	$689	$1,805
Operations	689	1,217
Technology and product development	1,191	2,729
General and administrative	2,235	3,905
Total	$4,804	$9,656

As of December 31, 2022, there was $8.5 million of total unrecognized compensation cost related to unvested stock options granted under the plan that is expected to be recognized over a weighted-average period of 0.97 years.

The Company recognized stock-based compensation expense related to RSUs of $4.3 million and $1.8 million for the years ended December 31, 2022 and 2021, respectively, which was included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31, 2022	Year ended December 31, 2021
Sales and marketing	$734	$305
Operations	734	378
Technology and product development	1,372	800
General and administrative	1,483	329
Total	$4,323	$1,812

As of December 31, 2022, there was $27.9 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.84 years.

Management Alignment Plan

In September 2020, the Company adopted a Management Alignment Plan, which, in the event of change in control, as defined in Treasury Regulation Section 1.409A-3(i)(5)(i), provides certain Company founders and certain critical service providers with an option to receive bonus payments in connection with that event. Management Alignment Plan contemplates a total of 1,200 participating units with value equal to the lesser of (a) 6% of the value of a transaction that gives rise to the change in control event, and (b) $15 million. Each unit shall have equal individual value. The Management Alignment Plan was terminated as a result of the Business Combination. The Management Alignment Plan was terminated in connection with the Business Combination and no payments have been made under this plan. No amounts have been accrued for potential payments under the Management Alignment Plan as of December 31, 2021 as a change in control was not deemed probable at the time.

Early Exercise of Nonvested Options

At the discretion of the board of directors, certain options may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liabilities are reclassified into equity as the awards vest. As of December 31, 2022 and 2021, there were no early-exercised options.

Stockholder Notes

In 2015, the Company entered into note receivable agreements with three of the Company’s founders for a total of $0.5 million (2015 Stockholder Notes). The 2015 Stockholder Notes accrue interest at an annual rate of 1.59% and have a maturity date of December 11, 2020. As of December 31, 2021, the 2015 Stockholder Notes are considered payable on demand. The 2015 Stockholder Notes are collateralized by 353,264 shares of the Company’s common stock previously held by the founders. In connection with the Stockholder Notes, the Company agreed to enter into a call option with the founders, whereby the Company paid a total of $22 thousand for the right to purchase a total of 99,346 shares of the Company’s common stock from the founders for a purchase price of $4.81 per share plus an additional $0.01 per share per month through the exercise period. The call option can be exercised any time between December 11, 2017 and December 11, 2020. As of December 11, 2020 these options expired without being exercised.

In September 2018, the Company entered into a loan, pledge and option agreement with two co founders and Board members of the Company for a total of $7.3 million (2018 Stockholder Notes). One of these co-founders separated from the Company in 2018 but

Getaround, Inc.

Notes to Consolidated Financial Statements

continues to serve as a consultant. The 2018 Stockholder Notes accrue interest at an annual rate of 2.86% and have a maturity date of September 14, 2025. The 2018 Stockholder Notes are collateralized by 1,591,342 shares of Company’s common stock previously held by the founders. In connection with the Stockholder Notes, the Company agreed to enter into a call option with the co-founders and Board members, whereby the Company paid a total of $0.7 million for the right to purchase a total of 386,027 shares of the Company’s common stock for a purchase price of $18.95 per share plus an additional $0.06 per share per month through the exercise period. The call option can be exercised any time between September 14, 2021 and September 14, 2025.

In November 2019, the Company entered into a loan, pledge and option agreement with a founder and Board member of the Company for a total of $5.6 million (2019 Stockholder Note). The 2019 Stockholder Note accrues interest at an annual rate of 1.59% and has a maturity date of November 18, 2026. The 2019 Stockholder Note is collateralized by 778,919 shares of the Company’s common stock previously held by the founder. In connection with the Stockholder Note, the Company agreed to enter into a call option with the founder, whereby the Company paid a total of $0.4 million for the right to purchase a total of 202,265 shares of the Company’s common stock from the founder for a purchase price of $27.63 per share plus an additional $0.03 per share per month through the exercise period. The call option can be exercised any time between November 18, 2021 and November 18, 2026.

The 2015 Stockholder Notes, 2018 Stockholder Notes, 2019 Stockholder Notes (collectively the “Stockholders Notes”) have been recorded as a component of stockholders’ equity (deficit) as of December 31, 2022 and 2021.

Equity classification of the Stockholder Notes is pursuant to ASC 505 — Equity, considering the absence of substantial evidence of ability and intent of the counterparty to pay the notes within a reasonably short period of time. Additionally, the Company holds a call option, but not an obligation to repurchase a certain number of shares from the holder at a specified price in the future and as such, the call option is not considered a mandatorily redeemable instrument. Furthermore, the call option is not legally detachable from the Stockholder Note agreements and is therefore not considered separable from that contract and not accounted for separately.

In December 2022, Legacy Getaround entered into a note repayment agreement with the Legacy Getaround’s Chief Executive Officer (CEO) to repay outstanding note receivable agreements originating in 2015 and 2019 totaling $6.1 million. The note repayment agreement was part of an exchange transaction executed to facilitate the Business Combination (See 2022 Exchange Transaction below and Note 21 – Related Party Transactions).

2022 Exchange Transaction

In connection with the Business Combination, Legacy Getaround executed note repayment and share repurchase agreements with Legacy Getaround’s CEO on December 8, 2022. Legacy Getaround agreed to repurchase 868,068 shares from Legacy Getaround’s CEO at a per share price of $6.12, and the Legacy Getaround CEO agreed to transfer 831,788 shares to Legacy Getaround in satisfaction of outstanding notes and obligations owed to Legacy Getaround (the “Exchange Transaction”). The notes and obligations owed to Legacy Getaround by the Legacy Getaround CEO included $6.1 million related to the 2015 and 2019 recourse Stockholder Notes and $8.1 million related to the 2021 nonrecourse promissory note agreement that previously facilitated the cashless exercise of 3,189,176 options to exercise common stock. The Legacy Getaround CEO retained 1,888,004 shares that were fully vested and previously collateralized the 2021 nonrecourse promissory note.

Since the note repayment and share repurchase agreements were negotiated and executed contemporaneously with the Business Combination, Legacy Getaround treated the Exchange Transaction as an exchange of share-based payment awards in a business combination comprising a single unit of account. Legacy Getaround recognized $12.8 million compensation expense at the time of the transaction. The entire amount of the expense was recognized immediately as the consideration received does not require continuous service in order to vest.

18. Warrants

Upon the closing of the Business Combination, Legacy Getaround’s common stock warrants and convertible redeemable preferred stock warrants were exercised for Legacy Getaround common stock and redeemable preferred common stock, respectively, and subsequently converted into Getaround common stock.

Please refer to the table below for detail of warrant liability by type of warrant (in thousands):

Getaround, Inc.

Notes to Consolidated Financial Statements

December 31,	2022	2021
Common stock warrants	$—	$337
Series B warrants	—	297
Series E-2 warrants	—	19,379
Series E-3 warrants	—	27,944
Horizon warrants	—	547
Private warrants	247	—
Total	$247	$48,504

Number of outstanding warrants as of December 31, 2022 and 2021 was as follows:

December 31,	2022	2021
Common stock warrants	—	73,971
Series B warrants	—	96,076
Series E-2 warrants	—	3,738,813
Series E-3 warrants	—	5,391,015
Horizon warrants	—	208,498
Public Warrants	5,175,000	—
Private warrants	4,616,667	—
Total	9,791,667	9,508,373

Common Stock Warrants

In 2013 and 2014, Legacy Getaround issued warrants to purchase 19,215 and 4,804 shares of common stock with exercise prices of $0.9992 and $1.8111 per share, respectively. The warrants are fully exercisable and expire ten years after issuance. Legacy Getaround determined that these common stock warrants should be equity-classified.

In July 2018, Legacy Getaround entered into a Loan and Security Agreement with a lender for an $8.0 million secured note payable. In connection with the Loan and Security Agreement, Legacy Getaround issued a warrant to purchase 15,493 shares of the Legacy Getaround’s common stock for $3.2787 per share. Legacy Getaround determined that this warrant should be equity-classified and was valued at $29 thousand using the Black-Scholes pricing model. The warrants are fully exercisable and expire ten years after issuance.

In September of 2020, Legacy Getaround issued the 2020 Convertible Promissory Notes (See Note 12 – Notes Payable for a discussion of Convertible Promissory Note in connection with the Common Stock Warrants). In connection with the 2020 Convertible Promissory Notes, Legacy Getaround issued warrants to purchase 1,101,334 shares of the Company’s common stock for $0.0031 per share. Legacy Getaround determined that this warrant should be liability-classified. In September 2020, 1,027,363 common stock warrants were exercised for the same number of shares.

In connection with the Business Combination, all outstanding common stock warrants were exercised on a cashless basis resulting in the issuance of 110,652 shares of the Company’s common stock.

Convertible Redeemable Preferred Stock Warrants

In connection with Legacy Getaround’s Loan and Security Agreement in 2016, Legacy Getaround issued a warrant to purchase up to 96,076 shares of Series B at an exercise price of $5.033 per share. The warrants were immediately exercisable and expire in 2022. At issuance, Legacy Getaround estimated the Series B warrant’s fair value and recorded $0.1 million as a reduction to the balance of the note payable. Legacy Getaround had determined that its Series B warrants should be liability-classified.

In July 2022, 96,076 Series B warrants to purchase shares of Series B convertible redeemable preferred stock were exercised via a cashless exercise pursuant to the original contractual terms, resulting in the issuance of 31,010 shares of Series B convertible redeemable preferred stock.

The Company had the following warrant issuance events during 2020:

Getaround, Inc.

Notes to Consolidated Financial Statements

Event	E-2 Issued	E-3 Issued
Series E-2 warrants issued with Series E issuance	3,545,966	—
Series E-2 warrants issued with debt conversion	2,236,040	—
Series E-3 warrants issued with Series E-2 conversion	—	5,709,962
Total	5,782,006	5,709,962

Each warrant issue is for the respective listed series convertible redeemable preferred stock. Upon issuance, the warrants to purchase Series E-2 and E-3 convertible redeemable preferred stock are immediately exercisable and are liability-classified. The warrants expire on the earliest of the tenth anniversary of the date of issuance, the closing of a firm commitment underwritten public offering in which all the shares of Legacy Getaround’s preferred stock are converted into common stock, or the sale, conveyance or disposal of all or substantially all of Legacy Getaround’s business.

During the year ended December 31, 2021, Legacy Getaround issued 129,513 of Series E-2 warrants in connection with the issuance of the same number of Series E convertible redeemable preferred stock with a fair value of $0.9 million at the date of issuance. Upon issuance, the warrants to purchase Series E-2 convertible redeemable preferred stock are immediately exercisable and are liability-classified.

The warrants expire on the earliest of the tenth anniversary of the date of issuance, the closing of a firm commitment underwritten public offering in which all the shares of Legacy Getaround’s preferred stock are converted into common stock, or the sale, conveyance or disposal of all or substantially all of Legacy Getaround’s business. During the year ended December 31, 2021, 24,851 and 318,948 warrants to purchase Series E-2 and Series E-3 convertible redeemable preferred stock, respectively, were exercised. Upon exercise Legacy Getaround received $1 thousand in cash with $3.5 million previously recorded as a warrant liability converted to equity.

In 2022, Series E-3 warrants to purchase shares of Series E-3 convertible redeemable preferred stock were exercised, respectively. Upon exercise, with the $0.4 million previously recorded as a warrant liability was converted to equity.

In connection with the Business Combination, all Series E-2 and Series E-3 warrants were exercised on a cashless basis resulting in the issuance of 9,047,282 shares of the Company’s common stock.

InterPrivate Public and Private Warrants

Upon the Closing, there were 5,174,975 and 4,616,667 outstanding public and private warrants, respectively, to purchase shares of the Company’s common stock that were issued by InterPrivate II prior to the Business Combination. Each whole warrant entitles the registered holder to purchase one whole share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as discussed below, 30 days after the Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of common stock. The warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation. The Private Placement Warrants are identical to the public warrants, except that the Private Placement Warrants and the common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Business Combination. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor, one of InterPrivate II’s directors or any of its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

The Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders. If the Company calls the warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the warrant exercise. On December 31, 2022, outstanding public and private warrants were 5,174,975 and 4,616,667, respectively. The public warrants are equity-classified and private warrants are liability-classified.

Getaround, Inc.

Notes to Consolidated Financial Statements

19. Net Loss per Share

The Company uses the two-class method to calculate basic net loss per share and apply the more dilutive of the two-class method, treasury stock method or if-converted method to calculate diluted net loss per share.

No dividends were declared or paid for the years ended December 31, 2022 and 2021. Undistributed earnings for each period are allocated to participating securities, including the Preferred Stock for applicable periods, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. As there are no contractual obligations for the Preferred Stockholders to share in losses, the Company’s basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during periods with undistributed losses. The net loss per share does not differ between common stock, non-voting common stock, and class B non-voting common stock.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2022 and 2021 (in thousands except per share amounts):

	Year ended December 31,2022	Year ended December 31,2021
Net loss	$(136,065)	$(120,063)
Basic and diluted weighted average common stock outstanding	27,222	22,098
Basic and diluted net loss per share	$(5.00)	$(5.43)

Since the Company was in a loss position for the years ended December 31, 2022 and 2021, basic net loss per share was the same as diluted net loss per share for the periods presented.

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in whole shares):

	Year ended December 31,2022	Year ended December 31,2021
Convertible redeemable preferred stock	—	40,182,816
Stock options and restricted stock units outstanding(1)	8,585,124	9,335,163
Warrants for convertible redeemable preferred stock	—	9,225,903
Warrants for common stock	—	113,483
Private Warrants	4,616,667	—
Public Warrants	5,175,000	—
Shares for Mudrick convertible notes	15,218,000	—
Mudrick note warrants	7,000,000	—
Total	40,594,791	58,857,365
(1)
Balances are inclusive of the common stock options legally exercised in exchange of the nonrecourse promissory notes.

20. Segment and Geographical Area Information

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment.

Geographical Area Information

The table below summarizes the Company’s long-lived assets, which are comprised of property, equipment and operating lease right-of-use assets, net of accumulated depreciation, by geographical area:

Getaround, Inc.

Notes to Consolidated Financial Statements

Year ended December 31,	Year ended December 31, 2022	Year ended December 31, 2021
United States	$22,039	$10,566
Europe	1,696	165
Total	$23,735	$10,731

(See Note 6 – Revenue for the Company’s revenues disaggregated by geography).

21. Related-Party Transactions

Recourse and Nonrecourse Promissory Note

In February 2021 Legacy Getaround entered into nonrecourse promissory note agreements with the CEO, as well as with another stockholder in order to facilitate cashless exercise of 3,345,568 options to purchase common stock. This arrangement resulted in no incremental share-based compensation expense during the period. Please refer to Note 17 — Stock-Based Compensation for additional details regarding these agreements.

Additionally, in 2015, 2018 and 2019 Legacy Getaround entered into note receivable agreements (collectively the Stockholders Notes) with the CEO and two others of the Company’s founders. The Stockholders Notes have been presented as a component of stockholders’ equity (deficit) as of December 31, 2022 and 2021 on the Company’s consolidated balance sheet. Please refer to Note 17 — Stock-Based Compensation for additional details regarding these agreements.

To help facilitate the Business Combination, Legacy Getaround executed note repayment and share repurchase agreements with the CEO on December 8, 2022. Please refer to Note 17 – Stock-Based Compensation for additional details regarding this arrangement.

Bridge Loans

During 2022, Legacy Getaround issued a total of $38.1 million in Bridge Loans to multiple related parties, including to an immediate family member of management in full settlement of the liability from the related party advance on financing in the amount of $4.8 million. Total amount of financing via Bridge Loan provided by the immediate family member of management was $10.0 million. Furthermore, $5.0 million of Bridge Loan financing was provided by Braemar Energy, $5.0 million by Softbank Vision fund, an investor in Legacy Getaround, and $3.3 million by PF GA Investment 5, an investor in Legacy Getaround.

Braemar

In October 2022, the Company issued a $2.0 million subordinated promissory note to Braemar Energy Ventures III LP, a related party and an existing investor in the Legacy Getaround (See Note 12 – Notes Payable for a discussion of issued Promissory note to related party and existing investors in connection with the related party transactions). A member of the Company’s Board of Directors holds an interest in Braemar. Additionally in October 2022, the Sponsor entered into the Stock Transfer Agreement with Braemar as described further in Note 12 – Notes Payable.

In December 2022 and prior to the Business Combination, the subordinated promissory notes were extinguished in exchange for issuance of 2022 Bridge Loans (See Note 12 – Notes Payable for a discussion of issuance of 2022 Bridge Loans in exchange of subordinated promissory note in connection with the Related party Transactions). The exchange met the closing conditions for the stock transfer agreement between the Sponsor and Braemar, pursuant to which the Sponsor agreed to transfer 200,000 shares of the Company’s common stock following the closing of the Business Combination.

Service Fee to Sponsor Affiliates

In connection with the Business Combination, the Company paid a service fee of $2.0 million to the Sponsor affiliates (See Note 3 - Business Combination and Recapitalization).

Non-Redemption Agreement

In connection with the Business Combination, the Company paid $3.0 million to certain funds controlled by Magnetar Financing LLC (“Magnetar”), an investor in the Company, in connection with a non-redemption agreement. Pursuant to the non-redemption agreement, Magnetar agreed that it would, at InterPrivate II’s election, not redeem an amount of shares of Class A Stock up to an aggregate of 1,550,000 shares.

Getaround, Inc.

Notes to Consolidated Financial Statements

Bonus Shares

Pursuant to the Merger Agreement, 2,000,000 Bonus Shares were distributed to EarlyBirdCapital (one of the underwriters in InterPrivate II’s initial public offering), the then-current and former independent directors of InterPrivate II and the Sponsor (See 16. Mezzanine Equity and Stockholders’ Deficit).

22. Subsequent Events

NYSE Non-Compliance

On January 30, 2023, the Company received written notice from the New York Stock Exchange (the “NYSE”) that it was not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 over a consecutive 30 trading-day period. In connection with the January notice, the Company notified the NYSE that it intends to cure the stock price deficiency and to return to compliance with the NYSE continued listing standard with respect to the deficiency under Section 802.01C.

On March 27, 2023, the Company received written notice from the NYSE that it is not in compliance with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual because the average global market capitalization of the Company over a consecutive 30 trading-day period was less than $50 million and, at the same time, its last reported stockholders’ equity was less than $50 million. The Company submitted to the NYSE a plan (the “Plan”) to bring the Company into compliance with the minimum global market capitalization listing standard within 18 months of receipt of the March notice, and the NYSE accepted the Plan. The Company’s common stock will continue to be listed and trade on the NYSE during the six-month cure period following receipt of the January notice for the stock price deficiency.

On April 18, 2023, the Company received written notice from the NYSE that the Company was not in compliance with the continued listing standard set forth in Section 802.01E of the NYSE Listed Company Manual, which requires timely filing of all required periodic reports with the SEC, because of the Company’s failure to timely file the Annual Report. Under Section 802.01E of the NYSE Listed Company Manual, the Company can regain compliance by filing the Annual Report within six months of the Annual Report’s filing due date.

Restructuring plan.

On February 1, 2023, the Board approved a restructuring plan to streamline operations and reduce costs to achieve a leaner path to profitability. The restructuring plan includes a reduction in our global headcount by approximately 10%. We also anticipate significantly reducing costs associated with external consultants, professional services providers and vendors for certain software and tools. We have also initiated a new suite of risk management tools to improve revenue yield and reduce the cost of risk during trips booked on the Getaround marketplace. We estimate that we will incur total costs in connection with the restructuring of approximately $1.4 million, substantially all of which is expected to be related to severance and benefits costs. These changes together are estimated to result in cost savings of between $25 million and $30 million on an annualized run-rate basis and these actions are expected to be completed in calendar year 2023.

Issuance of Class A Common Stock

On March 28, 2023, the Company’s board of directors approved the issuance of up to a maximum aggregate of 825,000 shares of Class A common stock to certain Bridge Loan holders due to the Company’s inability to register shares of Class A common stock related to warrants provided to certain Bridge Loan holders from SoftBank Vision fund to compensate such holders for releasing the Company from their inability to provide registered shares upon exercise of the warrants. In August 2023 the Company issued a total of 86,300 shares of Class A common stock to certain Bridge Loan Holders.

Advertising Agreement with Media Company

On April 26, 2021, the Company entered into an advertising agreement (the “Letter Agreement”) with a media company whereby the Company would purchase advertising services from the media company by December 31, 2022 (the “Purchase Expiration Date”). On January 17, 2023, the Company and the media company agreed to extend the Purchase Expiration Date to December 31, 2023, in exchange for the issuance of up to 536,666 shares of Company common stock (the “Additional Issuance”) to a subsidiary of the media company (the “Amendment to the Side Letter”). On March 28, 2023, the Company’s board of directors ratified the Amendment to the

Getaround, Inc.

Notes to Consolidated Financial Statements

Side Letter and approved the Additional Issuance to the subsidiary of the media company. The Company issued the Additional Issuance shares in August 2023.

Issuance of Warrants

On May 4, 2023, the Company issued 7,000,000 warrants to holders of Mudrick Convertible Notes, according to the terms of the convertible note subscription agreement.

Acquisition of HyreCar

On May 16, 2023, the Company entered into a definitive agreement to acquire substantially all of the assets of California-based HyreCar, a premier gig carsharing marketplace, for total contractual consideration of $8.13 million, subject to customary adjustments. The HyreCar acquisition consideration will be comprised entirely of cash. Preliminarily, the transaction will be accounted for using the acquisition method of accounting, with the Company being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities of HyreCar will be recorded at their respective fair values as of the date of completion of the acquisition. The preliminary purchase price assessment remains an ongoing process and is subject to change for up to one year subsequent to the closing date of the acquisition.

Event of Default for Mudrick Convertible Notes

On June 23, 2023, the Company received written notice from the U.S. Bank Trust Company, National Association, in its capacity as trustee under the indenture governing the Mudrick Convertible Notes, for its failure to timely filing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

As of August 23, 2023, the 60-day cure period for such default expired and the Company had not yet filed the report. In lieu of acceleration of the repayment obligation as a result of the event of default, the Company elected to pay additional interest on the notes at a rate per annum equal to (a) one quarter of one percent (0.25%) of the principal amount for the first ninety (90) days during which the event of default continues, and, thereafter, (b) one half of one percent (0.50%) of the principal amount for the ninety first (91st) through the one hundred and eightieth (180th) day during which the event of default continues, provided, however, that in no event will any such special interest accrue on any day at a combined rate per annum that exceeds one half of one percent (0.50%). Following such elections, the convertible notes will be subject to acceleration from, and including, the one hundred and eighty first (181st) calendar day on which such event of default has occurred and is continuing or if the Company fails to pay any accrued and unpaid special interest when due. Special interest will cease to accrue from, and including, the earlier of (x) the date such event of default is cured or waived and (y) such one hundred and eighty first (181st) calendar day.

Promissory Note with Mudrick Capital Management

On August 7, 2023 the Company entered into a promissory note (the “Bridge Note”) with Mudrick Capital Management for an aggregate principal amount of $3 million to provide additional capital to the Company. The Bridge Note has a maturity date of September 7, 2023 and bears an interest rate of 15% per annum compounded daily. If the principal and accrued interest under the Bridge Note is repaid in cash, a principal repayment premium of 100% applies.

On September 8, 2023, the Company entered into a Refinancing Transaction of the Bridge Note. In the Refinancing Transaction, among other things, (i) the Company repaid in full the principal and unpaid accrued interest under the Bridge Note, and (ii) the Company received new funding in an aggregate principal amount of $15,040,685 as described below. In connection with the Refinancing Transaction, on September 6, 2023, the Bridge Note was amended to extend the maturity date.

On September 8, 2023, the Company issued and sold to Mudrick Capital Management L.P. on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by Mudrick Capital Management L.P. or its affiliates (the “Purchaser”), a super priority note in an aggregate amount of $15,040,685 (the “Note”) pursuant to a subscription agreement dated September 8, 2023 (the “Subscription Agreement”), by and between the Purchaser and the Company, and the form of global note attached thereto. The Note accrues interest monthly beginning on October 15, 2023, at a rate of 15.00% per annum. Upon the occurrence, and during the continuation, of an Event of Default, an additional 2.00% will be added to the stated interest rate. The Note will mature on August 7, 2024, at which time 108% of the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased.

Getaround, Inc.

Notes to Consolidated Financial Statements

The Company may prepay the Bridge Note at any time prior to the maturity date, and subject to the following exception, must prepay the balance of the Note with (a) 50% of the net proceeds received prior to, and 100% of the net proceeds received on or after, January 31, 2024 from issuances of the Company’s capital stock (excluding intra-company issuances) or issuances of Company debt by the Company or any of its subsidiaries, and (b) 100% of the net proceeds of any sale, or similar disposition, of the Company or any of its subsidiaries. The mandatory prepayments set forth above do not apply to the first $10.0 million of net proceeds received by the Company.

Lease Agreement for Company Headquarters in San Francisco

The Company has not paid the lease payments due in October and November of 2023 in accordance with the lease agreement for the Company's headquarters in San Francisco, California. On October 19, 2023, subsequent to delivering a Lease Termination Offer to the landlord, $3.6 million in restricted cash was released to the landlord in response to the landlord's request pursuant to an irrevocable letter of credit provided to the landlord in connection with the lease agreement, The Company has adopted a "remote first" work policy in the spring of 2020, and does not rely on the headquarters facility for any material part of its operations.

There have been no other events or transactions that occurred subsequently that require recognition or disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 because of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

This report does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations).

As discussed elsewhere in this report, we consummated the Business Combination on December 8, 2022, pursuant to which we acquired Legacy Getaround and its subsidiaries. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of our internal control over financial reporting following the Business Combination has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. If management were to conduct an assessment regarding our internal control over financial reporting, however, its scope would include the criteria set forth by the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an initial assessment, we concluded that our internal control over financial reporting was not effective as of December 31, 2022, because of the material weaknesses described below.

Material Weaknesses in Internal Control Over Financial Reporting

Prior to the Business Combination, Legacy Getaround operated as a private company with limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures, and, as previously disclosed, had identified material weaknesses in its internal control over financial reporting that resulted from a lack of proper segregation of duties relating to access controls and risk assessment process and lack of documentation for management review controls. In connection with the audit of our consolidated financial statements for the year ended December 31, 2022, we and our independent registered public accounting firm identified the following material weaknesses (including the previously identified material weaknesses) in our internal control over financial reporting.

We identified material weaknesses in our internal control over financial reporting, which relate to: (a) our risk assessment process; (b) lack of segregation of duties, and (c) lack of documentation for management review controls. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to our consolidated financial statements that could not be prevented or detected on a timely basis.

The management team is in the process of developing and implementing a remediation plan based on the advice of reputable third-party consultants engaged by the Company in connection with this effort. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate.

Changes in Internal Control Over Financial Reporting

We have been engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations following the Business Combination. Except with respect to the changes in connection with such design and implementation and the implementation of the initiatives to remediate the material weaknesses noted above, there has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

The information below is reported in lieu of information that would be reported under Items 5.02 under Form 8-K.

On November 10, 2023, the Compensation Committee of the Board approved a form of Executive Change in Control and Severance Agreement and authorized Getaround to enter into such agreements with Tom Alderman, its Chief Financial Officer, and one of the named executive officers (as defined below), Spencer Jackson, our General Counsel and Secretary.

Pursuant to the terms of these agreements, as thereafter amended, Getaround has agreed to provide the following benefits to Messrs. Alderman and Jackson if the executive officer is terminated for any reason other than “cause” (as such term is defined in the agreements) or, in some cases, the executive officer voluntarily resigns for “good reason” (as such term is defined in the agreements):

•
payment of his base salary for six months and target bonus for six months in the event the qualifying termination occurs more than 3 months prior to, or more than 12 months after, a qualifying change of control of our company or, in the event the qualifying termination occurs within 3 months prior to, or within 12 months after, a qualifying change of control of our company, (a) his base salary for nine months, (b) 100% of his then-current target bonus pro-rated based on the number of days of the fiscal year served prior to termination, and (c) 37.5% of his then-current target bonus
•
a lump sum payment for his monthly premiums due under COBRA for 6 months in the event the qualifying termination occurs more than 3 months prior to or more than 12 months after a qualifying change of control of our company, and for 9 months in the event the qualifying termination occurs within three months prior to or within 12 months after a qualifying change of control of our company; and
•
acceleration of vesting with respect to 25% of his then-outstanding unvested awards of stock options and restricted stock units in the event the qualifying termination occurs more than 3 months prior to, or more than 12 months after, a qualifying change of control of our company, and with respect to100% of his then-outstanding unvested awards of stock options and restricted stock units in the event the qualifying termination occurs within 3 months prior to, or within 12 months after, a qualifying change of control of our company.

Additionally, in the event of any qualifying change of control of our company without a qualifying termination, Messrs. Alderman and Jackson will also be entitled to acceleration of vesting with respect to 25% of his then-outstanding unvested awards of stock options and restricted stock units.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Management and Board of Directors

The following table sets forth certain information, including ages as of December 31, 2022, regarding our executive officers and members of the Board.

Name	Age	Title
Executive Officers
Sam Zaid	44	Chairman and Chief Executive Officer
Tom Alderman	40	Chief Financial Officer
Kasra Sy Fahimi	52	Chief Operating Officer
Spencer Jackson	60	General Counsel and Secretary
Non-Employee Directors
Bruno Bowden(1)(3)	44	Director
Ahmed M. Fattouh(1)(2)(3)	48	Director
Ravi Narula(1)	53	Director
Jeffrey Russakow	53	Director

(1)
Member of the audit committee.
(2)
Member of the compensation committee.
(3)
Member of the nominating and corporate governance committee.

Executive Officers

Sam Zaid. Mr. Zaid is a co-founder of Getaround and has served as our Chief Executive Officer and as Chairman of the Board since the Closing, and previously served as the Chief Executive Officer of Legacy Getaround since January 2022 and from 2010 until December 2020. Between December 2020 and December 2021 Mr. Zaid served as Executive Chairman of Legacy Getaround. Before Getaround, Mr. Zaid founded and served as Chief Executive Officer of 360pi, a price intelligence platform for online retailers that was acquired by MarketTrack in 2017. Mr. Zaid also founded and served as Chief Executive Officer of Apption, an enterprise software consultancy specializing in big data analytics and Artificial Intelligence that he founded in 2004. Mr. Zaid has been named an E&Y Entrepreneur of the Year, a Microsoft Code Award winner, and was a Google Scholarship recipient. Mr. Zaid studied Engineering Physics at Queen’s University in Canada, graduating with First-class honors, and Artificial Intelligence & Robotics through the Singularity University Graduate Studies Program. We believe that Mr. Zaid is qualified to serve as a member of the Board because of the perspective and experience he brings as our co-founder and Chief Executive Officer and his executive experience at other technology startup companies.

Tom Alderman. Mr. Alderman has served as our Chief Financial Officer since the Closing and previously held the same position with Legacy Getaround since November 2022. Mr. Alderman previously served as Vice President, Finance of Legacy Getaround from February 2020 to November 2022 and as Senior Director, Finance of Legacy Getaround from October 2017 to February 2020. Prior to joining Legacy Getaround, Mr. Alderman served as Vice President of Investment Banking at Piper Jaffray, an investment banking firm, from early 2017 to October 2017. From 2013 to 2016, Mr. Alderman served as Vice President of Technology Investment Banking at Credit Suisse, a global investment bank and financial services firm. Earlier in his career, Mr. Alderman worked in various investment banking roles at both Piper Jaffray and Credit Suisse. Mr. Alderman received a Dual Bachelor’s degree in Business Administration and Economics from Cal Poly, San Luis Obispo.

Kasra Sy Fahimi. Mr. Fahimi has served as our Chief Operating Officer since the Closing and previously held the same position with Legacy Getaround since March 2022. Prior to joining Legacy Getaround, Mr. Fahimi spent over 25 years in executive roles across Consumer and Enterprise software companies. Prior to joining Getaround, he was the Senior Vice President, Products for Symphony RetailAI from January 2018 until March 2022. From January 2013 to January 2018, Mr. Fahimi served as a Member of the Executive Team and Operating Partner at Symphony Technology Group. Prior to 2013, Mr. Fahimi held various Vice President positions at Yahoo, including serving as the Head of Yahoo’s Advertising Products globally. Mr. Fahimi was founder and Chief Executive Officer of DocSpera, a venture backed healthcare tech company where he currently serves as Chairman. He also has served as an advisor, investor or board member to several technology enabled start-ups including Mint (Intuit), Oportun and Connexity. Mr. Fahimi earned an M.B.A. from the Anderson School of Business at UCLA and a Bachelor’s degree in Engineering from University of California at Berkeley. He currently serves on the board of the Bullis Charter School in Los Altos, CA.

Spencer Jackson. Mr. Jackson has served as our General Counsel and Secretary since the Closing, and previously held the same positions with Legacy Getaround since September 2018. Prior to joining Legacy Getaround, Mr. Jackson served as Vice President and General Counsel at Ooma, Inc., a cloud-based provider of communications and connected services, from December 2013 to September 2018, and as its Secretary from January 2014 to September 2018. From March 2005 to December 2013, he was a corporate and intellectual property transactions attorney at Orrick, Herrington & Sutcliffe LLP, an international law firm, and also worked as an attorney for Intel Capital, the venture-investing arm of Intel Corporation, during 2010 while on a secondment from Orrick. Prior to Orrick, Mr. Jackson was an entrepreneur in the music industry and an exploration geophysicist at Unocal Corporation. Mr. Jackson holds a Bachelor’s degree in Geophysics from the University of California, Berkeley, a Master’s degree in Geophysics from Stanford University, and a J.D. from the University of California, Berkeley School of Law. Mr. Jackson is admitted to practice law in the State of California and before the U.S. Patent and Trademark Office as a registered patent attorney.

Non-Employee Directors

Bruno Bowden. Mr. Bowden has served as a member of the Board since the Closing. Since December 2020, Mr. Bowden has served as a Managing Partner and co-founder of Grep VC, a venture capital firm investing in new technologies in AI and robotics. Prior to Grep VC, he served as an Engineering Manager at Aurora Innovation, a self-driving vehicle technology company, from May 2017 to September 2018 and as an Equity Partner at Data Collective, a venture capital firm investing in entrepreneurs building Big Data companies, from 2012 to 2017. Prior to that, he served as Engineering Manager at Google, Inc. for over seven years. Mr. Bowden holds a B.A. in Computer Science from the University of Cambridge. We believe that Mr. Bruno is qualified to serve as a member of the Board because of his extensive experience in the venture capital and technology industries.

Ahmed M. Fattouh. Mr. Fattouh has served as a member of the Board since the Closing. Mr. Fattouh has over 25 years of private equity and M&A experience. Prior to the Closing, Mr. Fattouh served as Chairman and Chief Executive Officer of InterPrivate II since its inception. Since 2017, he has been a Founder Member and the Chief Executive Officer of InterPrivate LLC, a private investment firm that invests on behalf of a consortium of family offices in partnership with independent sponsors from leading private equity firms with strong relationships with former portfolio companies. Mr. Fattouh’s blank check company experience includes serving as Chairman and Chief Executive Officer of InterPrivate Acquisition Corp., which closed a business combination with Aeva Inc. in March 2021, Chairman and Chief Executive Officer of InterPrivate III Financial Partners, Inc., and Chairman of InterPrivate IV InfraTech Partners, Inc. In 2001, Mr. Fattouh became a Founding Member and the Chief Executive Officer of Landmark Value Investments, an asset management firm. He also served as the Managing Member of Landmark Value Strategies, Landmark Activist Strategies, Landmark Credit Strategies, the Landmark Real Assets Fund, the Landmark Protection Fund, Globalist Value Strategies and the Globalist MENA Fund. Mr. Fattouh is a former member of the private equity group at Investcorp International and the M&A Department of Morgan Stanley & Co. in New York. He has executed transactions involving industry leaders, including RJR Nabisco, Mobil Corporation, Ampolex, IBM, Elf Atochem, Tivoli Systems, Eagle Industries, Amerace, Washington Energy, Puget Power, Synergy Gas, KKR, Saks Fifth Avenue, Werner Ladder, Falcon Building Products, LVMH, Bliss, Eastern Software, Sumo Logic, and Fidelity National. Mr. Fattouh previously served as a director of Aeva Inc., Columbia Medical Products, the Del Grande Dealer Group, Massmedium, and Collective Sense. Mr. Fattouh received a B.S. in Foreign Service from Georgetown University. We believe that Mr. Fattouh is qualified to serve as a member of the Board because of his extensive operational, investment and board experience.

Ravi Narula. Mr. Narula has served as a member of the Board since the Closing. Mr. Narula has served as the Chief Financial Officer of Certinia Inc., a provider of customer-centric business applications across finance, services, and customer success teams, from June 2021 through October 2023. He previously served as Chief Financial Officer of Ooma, Inc., a smart communications platform for businesses and consumers, from December 2014 to June 2021. Mr. Narula also served as a director of Ooma, Inc. from January 2021 to June 2021. Prior to joining Ooma, he served in different finance roles at Gigamon Inc., a network traffic management software provider, including the role of Chief Accounting Officer from April 2013 to November 2014, and Vice President and Corporate Controller from April 2012 to November 2014. Mr. Narula worked at BigBand Networks, Inc., a digital video networking company, from July 2005 to January 2012, and served as its Chief Financial Officer from May 2010 to January 2012. Prior to joining BigBand, Mr. Narula served as the Director of Financial Governance at Borland Software Corporation, a software company, and was a Senior Manager at Deloitte & Touche, an international accounting firm. Mr. Narula holds a Bachelor of Commerce degree from the University of Garhwal, India and is a licensed CPA (inactive) in the state of California and in Canada. We believe Mr. Narula is qualified to serve as a member of the Board because of his financial expertise, including his several years of experience as chief financial officer and comparable financial roles of publicly traded and privately held companies, and his financial and accounting knowledge.

Jeffrey Russakow. Dr. Russakow has served as a member of the Board since the Closing, and previously served on the board of directors of Legacy Getaround since October 2021 and as a consultant to Legacy Getaround since November 2021. Dr. Russakow has also served as a strategic and operating advisor to various other technology companies since July 2020. He previously served as Chief Executive Officer of Boosted, Inc., a last-mile light electric vehicle transportation company, from June 2017 to May 2020. Prior to Boosted, he served as Chief Executive Officer of Gimbal, Inc., a company formed by Qualcomm to hold its former business unit consisting of its Gimbal geolocation beacon technology, from July 2015 until that company was acquired in December 2016. Dr.

Russakow holds a Master’s degree and Ph.D. in Mechanical Engineering from Stanford University and a B.S. in Mechanical Engineering from Princeton University. We believe that Dr. Russakow is qualified to serve as a member of the Board because of his extensive experience in mobility, transportation and IoT technology companies.

Process for Nominations to the Board

The nominating and corporate governance committee is responsible for recommending to the Board nominees for election to the Board at each annual meeting of stockholders and for identifying one or more candidates to fill any vacancies that may occur on the Board. New candidates may be identified through recommendations from existing directors or members of management, consultants or third-party search firms, discussions with other persons who may know of suitable candidates to serve on the Board, and stockholder recommendations. Evaluations of prospective candidates typically include a review of the candidate’s background and qualifications by the nominating and corporate governance committee, interviews with the committee as a whole, one or more members of the committee, or one or more other Board members, and discussions within the committee and the full Board. In the case of incumbent directors whose terms of office are set to expire at the annual meeting of stockholders, the nominating and corporate governance committee reviews these directors’ overall service to us during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. The nominating and corporate governance committee then recommends candidates to the full Board, with the full Board selecting the candidates to be nominated for election by the stockholders or to be appointed by the Board to fill a vacancy.

The nominating and corporate governance committee will also consider director candidates proposed by stockholders as well as recommendations from other sources. Any stockholder who wishes to recommend a prospective candidate for the Board for consideration by the nominating and corporate governance committee may do so by submitting the name and qualifications of the prospective candidate in writing to the following address: Getaround, Inc., Attention: Office of the Secretary of the Corporation, 55 Green Street, San Francisco, California 94111. Any such submission must also describe the experience, qualifications, attributes and skills that make the prospective candidate a suitable nominee for the Board, as well as other information set forth in our Corporate Governance Guidelines. Our amended and restated bylaws set forth the requirements for direct nomination by a stockholder of persons for election to the Board.

Audit Committee

Our audit committee consists of Messrs. Bowden, Fattouh and Narula, with Mr. Narula serving as chair. Rule 10A-3 of the Exchange Act and the NYSE listing standards require that our audit committee be composed entirely of independent members. The Board has determined that each of Messrs. Bowden, Fattouh and Narula meets the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the NYSE listing standards and also meets the financial literacy requirements of the NYSE listing standards. In addition, the Board has determined that each of Messrs. Fattouh and Narula qualifies as an “audit committee financial expert” within the meaning of the SEC regulations.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, employees and contractors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on the investor relations portion of our website at getaround.com. In addition, we intend to post on our website all disclosures that are required by law or the NYSE listing standards concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this report.

Delinquent Section 16 Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on our review of the copies of such forms filed with the SEC and written representations from the directors and executive officers, we believe that all Section 16(a) filing requirements were timely met in the year ended December 31, 2022, except Mr. Fahimi failed to timely report one transaction completed on December 15, 2022, which transaction was subsequently reported on a Form 4 filed on December 21, 2022.

Item 11. Executive Compensation.

The following tables and accompanying narrative set forth information about the 2022 compensation provided to our principal executive officer and each of our two other most highly compensated officers for the fiscal year ended December 31, 2022. These individuals, who are collectively referred to in this section as “named executive officers,” and their positions are as follows:

•
Sam Zaid: Chief Executive Officer

•
Kasra Sy Fahimi: Chief Operating Officer
•
Spencer Jackson: General Counsel and Secretary

2022 Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for the year ended December 31, 2022.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-equity incentive plan compensation ($)(3)	Total ($)
Sam Zaid
Chief Executive Officer	293,795	372,500	—	—	666,295
Kasra Sy Fahimi
Chief Operating Officer	257,812	350,500	3,172,500	—	3,780,812
Spencer Jackson
General Counsel and Secretary	262,500	142,500	—	—	405,000

(1)
Includes the following cash bonuses earned by each named executive officer with respect to fiscal year 2022: (i) for Mr. Zaid, a retention and performance bonus of $312,500; (ii) for Mr. Fahimi, a retention and performance bonus of $187,500 and a signing bonus of $100,000; and (iii) for Mr. Jackson, a retention and performance bonus of $107,500.
(2)
Also includes payments of $$60,000, $63,000 and $35,000 from the 2022 bonus pool to Messrs. Zaid, Fahimi and Jackson, respectively.
(3)
The amount reported in this column reflects the aggregate grant date fair value for financial statement reporting purposes of stock options granted during the fiscal year ended December 31, 2022, as determined in accordance with FASB ASC Topic 718. This amount reflects our accounting expense for these options and does not represent the actual economic value that may be realized by our named executive officers. There can be no assurance that the amount will ever be realized. For the assumptions used in valuing the award, please see Note 17 to our consolidated financial statements included elsewhere in this report.

Narrative Disclosure to Summary Compensation Table

For 2022, the compensation program for our named executive officers consisted of base salary, cash bonus, equity awards, and certain standard employee benefits.

Employment Agreements

Mr. Zaid entered into an employment agreement with us effective as of September 29, 2020, which employment agreement was amended on February 8, 2021, and February 26, 2021.

Mr. Fahimi entered into an employment agreement with us on February 12, 2022.

Mr. Jackson entered into an employment agreement with us on July 3, 2018.

The narrative below summarizes the payments and benefits that each named executive officer is currently eligible to receive on an annualized basis.

2022 Base Salary

The base salary for each named executive officer is set at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance. The annual base salary earned by each of our named executive officers for the fiscal year ended December 31, 2022, is set forth in the summary compensation table above under the column heading “Salary.” The current annual base salary for each of our named executive officers is: $350,000 (Mr. Zaid); $450,000 (Mr. Fahimi); and $300,000 (Mr. Jackson).

2022 Cash Bonuses

Each named executive officer’s employment agreement provides that the named executive officer will be eligible to earn an incentive bonus each calendar year based upon the achievement of objective and/or subjective criteria established and determined in good faith by the Board. For 2022, each of the following named executive officers was eligible to earn an annual incentive bonus based on the following target bonus amounts: $150,000 (Mr. Zaid); $200,000 (Mr. Fahimi); and $100,000 (Mr. Jackson).

In consideration of the service that Messrs. Zaid, Fahimi and Jackson (along with other members of management) provided to the company in 2022 and in light of their (and other members of management) agreement to significantly reduce their salaries as of August 1, 2022, through the successful conclusion of the Business Combination, as well as their efforts with respect thereto, in December 2022, the Legacy Getaround board of directors determined in its discretion to pay Messrs. Zaid, Fahimi and Jackson performance bonuses, which bonuses were subject to and contingent on the consummation of the Business Combination, as follows: $312,500 (Mr. Zaid); $187,500 (Mr. Fahimi); and $107,500 (Mr. Jackson). The bonuses were paid in January 2023.

In addition, Mr. Fahimi received a one-time signing bonus of $100,000 in March 2022.

The Company established a 2022 bonus pool to incentivise performance of its executive officers and other employees. Following completion of the year ended December 31, 2022, the Compensation Committee assessed the performance of the executive officers by assessing Getaround’s performance relative to its annual operating plan and other factors, approved payment of up to 53% of the executives' target bonus, then subsequently, upon a recommendation from the Company's CEO and using the committee's discretion, lowered such percentage to 40%.

The aggregate bonuses earned by each of our named executive officers during and with respect to the fiscal year ended December 31, 2022, are set forth in the summary compensation table above under the column heading “Bonus.”

Incentive Bonus Plan

In connection with the Business Combination, the Board adopted and approved an incentive bonus plan (the “Incentive Bonus Plan”), which allows the compensation committee to provide cash incentive awards to selected officers and key employees, including our named executive officers, based upon performance goals established by the compensation committee.

Under the Incentive Bonus Plan, the compensation committee will determine the amount of the target award (which may, but is not required to be, based upon the participant’s base salary), the performance period and the performance goals to be applicable to any award. Any criteria used may be measured, as applicable, (i) in absolute terms, (ii) in relative terms (including, but not limited to, any increase (or decrease) over the passage of time and/or any measurement against other companies or financial or business or stock index metrics particular to the Company), (iii) on a per share and/or share per capita basis, (iv) against our performance as a whole or against any affiliate(s), or a particular segment(s), a business unit(s) or a product(s) of ours or an individual project company, (v) on a pre-tax or after-tax basis, (vi) on a GAAP or non-GAAP basis, and/or (vii) using an actual foreign exchange rate or on a foreign exchange neutral basis. Performance goals may differ from participant to participant and from award to award.

The compensation committee, may, in its sole discretion and at any time, increase, reduce or eliminate an award otherwise payable to a participant with respect to any performance period.

Actual awards will be paid in cash only after they are earned, which usually requires continued employment in good standing through the date the bonus is paid unless otherwise determined by the compensation committee.

The compensation committee will have the authority to terminate, amend, suspend or reinstate the Incentive Bonus Plan at any time, provided any such termination will not affect the payment of any awards accrued under the Incentive Bonus Plan prior to termination and any such amendment will be subject to the approval of our stockholders to the extent required to comply with applicable laws, regulations or rules.

Potential Payments upon Termination or Change of Control

As of December 31, 2022, each named executive officer is entitled to certain payments and benefits upon a qualifying termination pursuant to their employment agreements, as described below. On November 10, 2023, the Compensation Committee approved the Company’s entry into new executive change in control and severance agreements with certain executive officers, including one of our named executive offices: Spencer Jackson. The terms thereof are disclosed in Item 9B of this report. Except as set forth below, the company has not entered into any executive change in control and severance agreements with any of our other named executive officers although the Compensation Committee continues to evaluate this matter.

Sam Zaid

If we terminate Mr. Zaid without cause or he resigns for good reason, subject to, among other things, executing a general release of claims in favor of us and complying with the terms of the confidentiality agreement previously entered into with us, Mr. Zaid will be entitled to 12 months of the Consolidated Omnibus Budget Reconciliation Act (COBRA) premium payments.

In addition, Mr. Zaid beneficially owns 631,731 shares of Getaround common stock that were purchased pursuant to the exercise of an option granted to Mr. Zaid on September 24, 2020. Such shares are scheduled to vest with respect to 1/16th of the total shares on each monthly anniversary of September 1, 2020, subject to Mr. Zaid’s continuous service through each such vesting date and also subject to, and contingent upon, the company achieving a market capitalization equal to or greater than $3 billion following the completion of the Business Combination.

Kasra Sy Fahimi

Mr. Fahimi is entitled to certain severance payments and benefits in connection with certain terminations of employment, as described in more detail below:

•
If we terminate Mr. Fahimi without cause or he resigns for good reason at any time within the period beginning 3 months prior to, and ending 12 months following, a change of control, then 50% of the then-unvested shares subject to the option granted to Mr. Fahimi on May 10, 2022, covering 720,569 shares of Getaround common stock (the “Fahimi Option”) will vest and become exercisable.
•
If we terminate Mr. Fahimi without cause or he resigns for good reason at any time on or before March 21, 2024, then 90,070 of the then-unvested shares subject to the Fahimi Option will vest and become exercisable.
•
If we terminate Mr. Fahimi without cause or he resigns for good reason at any time following March 21, 2024, then 135,105 of the then-unvested shares subject to the Fahimi Option will vest and become exercisable.
•
If we terminate Mr. Fahimi without cause or he resigns for good reason before March 21, 2024, then Mr. Fahimi will receive (i) a lump-sum cash payment equal to (x) 6 months of his then-current base salary plus (y) a pro-rated amount of his target bonus (based upon the pro rata portion of the calendar year that Mr. Fahimi remained in service to the Company as an employee), and (ii) payment for his monthly premiums due under COBRA until the earliest of (A) 6 months following his termination date, (B) the expiration of his continuation coverage under COBRA, and (C) the date he receives substantially equivalent health insurance coverage in connection with new employment or self-employment.
•
If we terminate Mr. Fahimi without cause or he resigns for good reason on or after March 21, 2024, then Mr. Fahimi will receive (i) a lump-sum cash payment equal to (x) 9 months of his then-current base salary plus (y) a pro-rated amount of his target bonus (based upon the pro rata portion of the calendar year that Mr. Fahimi remained in service to the Company as an employee), and (ii) payment for his monthly premiums due under COBRA until the earliest of (A) 9 months following his termination date, (B) the expiration of his continuation coverage under COBRA, and (C) the date he receives substantially equivalent health insurance coverage in connection with new employment or self-employment.

Spencer Jackson

Mr. Jackson is entitled to certain severance payments and benefits in connection with certain terminations of employment, as described in more detail below:

•
If we terminate Mr. Jackson without cause or he resigns for good reason upon the consummation of, or at any time following, a change of control, then 50% of the then-unvested shares subject to the option granted to Mr. Jackson on December 31, 2018, covering 134,506 shares of Getaround common stock will vest and become exercisable.
•
If we terminate Mr. Jackson without cause or he resigns for good reason at any time within the period beginning 3 months prior to, and ending 12 months following, a change of control, then 50% of the then-unvested shares subject to the option granted to Mr. Jackson on November 24, 2020, covering 240,187 shares of Getaround common stock will vest and become exercisable.

Equity Compensation

Legacy Getaround historically did not have a formal policy with respect to the grant of equity incentive awards to its executive officers. For additional information regarding outstanding equity awards held by our named executive officers as of December 31, 2022, see the “Outstanding Equity Awards at 2022 Fiscal Year-End” table below.

Benefits and Perquisites

In 2022, we provided benefits to our named executive officers on the same basis as provided to all of our employees, including medical, dental, vision, life and AD&D, and short- and long-term disability insurance, flexible spending accounts, vacation and paid holidays. The named executive officers were also eligible to participate in our 401(k) plan.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table presents, for each of our named executive officers, information regarding outstanding equity awards as of December 31, 2022.

	Option Awards(1)					Stock Awards(2)
Name	Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price(3)	Option Expiration Date	Number of Securities that Have Not Vested		Market Value of Securities that Have Not Vested(4)
Sam Zaid	2/25/2021(5)					631,731	(6)	$1,288,100
Kasra Sy Fahimi	05/10/2022(7)		720,569	$3.93	05/09/2032
Spencer Jackson	12/31/2018(8)	114,330	20,176	$2.44	12/30/2028
	11/24/2020(9)	102,801	136,108	$2.44	11/23/2030

(1)
All options listed cover shares of Getaround common stock and were granted under the 2010 Stock Plan.
(2)
All restricted stock listed represents shares of Getaround common stock that were issued pursuant to the early exercise of options granted under the 2010 Stock Plan.
(3)
Represents the fair market value of a share of Getaround common stock on the date of grant, as determined by the Legacy Getaround board of directors, as adjusted by the conversion ratio in the Business Combination, which was 0.32025.
(4)
The closing price of a share of our common stock on December 30, 2022, was $0.6530, and the conversion ratio in the Business Combination was 0.32025, which indicates a per share value of the Getaround common stock as of December 30, 2022, of $2.0390.
(5)
Represents the date the restricted stock was issued pursuant to the early exercise of an option granted on September 24, 2020.
(6)
The restricted stock was issued upon early exercise of an option covering 1,064,831 shares of Getaround common stock granted on September 24, 2020. The restricted stock is subject to a 16-month vesting schedule, with 1/16th of the total shares vesting on each monthly anniversary of September 1, 2020, subject to the holder’s continuous service through each vesting date and also subject to, and contingent upon, the Company achieving a market capitalization equal to or greater than $3 billion following the Business Combination. The Company repurchased an aggregate of 433,100 of these shares of Getaround common stock on the Closing Date pursuant to the Note Repayment Agreement described in Item 13 Certain Relationships and Related Transactions, and Director Independence” in the section “Pre-Business Combination Related Person Transactions of Legacy Getaround — Executive Officer Loans”, leaving 631,731 of these shares of Getaround common stock outstanding and subject to vesting pursuant to the foregoing provisions.
(7)
This option covering 720,569 shares of Getaround common stock was granted on May 10, 2022. This option will vest and become exercisable as follows: (a) 180,140 shares subject to the option will vest and become exercisable on the annual anniversary of March 21, 2022, and 15,011 of the remaining shares subject to the option will vest and become exercisable on each monthly anniversary thereafter; and (b) 90,070 shares subject to the option will vest and become exercisable on the annual anniversary of March 21, 2022, in each case as long as the executive maintains his continuous service status through each applicable vesting date. The vesting of the option will accelerate (i) with respect to 50% of the then-unvested shares subject to the option if we terminate Mr. Fahimi without cause or he resigns for good reason at any time within the period beginning 3 months prior to, and ending 12 months following, a change of control; (ii) with respect to 90,070 of the then-unvested shares subject to the option if we terminate Mr. Fahimi without cause or he resigns for good reason at any time on or before March 21, 2024; and (iii) with respect to 135,105 of the then-unvested shares subject to the option if we terminate Mr. Fahimi without cause or he resigns for good reason at any time following March 21, 2024.

(8)
This option covering 134,506 shares of Getaround common stock was granted on December 31, 2018. This option is subject to a 5-year vesting schedule, with 1/5th of the total shares vesting on the annual anniversary of September 1, 2018, and 1/60th of the total shares vesting on each monthly anniversary thereafter, subject to the holder’s continuous service through each vesting date. The vesting of the option will accelerate with respect to 50% of the then-unvested shares subject to the option if the holder is terminated by the company without cause or resigns for good reason upon the consummation of, or at any time following, a change of control.
(9)
This option covering 240,187 shares of Getaround common stock was granted on November 24, 2020. This option is subject to a 5-year vesting schedule, with 1/60th of the total shares vesting on each monthly anniversary of October 1, 2020, subject to the holder’s continuous service through each vesting date. The vesting of the option will accelerate with respect to 50% of the then-unvested shares subject to the option if the holder is terminated by the company without cause or resigns for good reason at any time within the period beginning 3 months prior to, and ending 12 months following, a change of control.

Non-Employee Director Compensation Table for Fiscal Year 2022

The following table sets forth information concerning the compensation of our non-employee directors for the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)		All Other Compensation ($)		Total ($)
Bruno Bowden	3,401	—		—		3,401
Ahmed M. Fattouh	4,019	—		—		4,019
Ravi Narula	3,401	—		—		3,401
Jeffrey Russakow	—	625,000	(4)	650,000	(5)(6)	1,275,000
Neil S. Suslak(7)	2,628	—		—		2,628

(1)
Pursuant to our non-employee director compensation policy, each director (other than Dr. Russakow) earned a pro-rated cash retainer from the Closing Date through December 31, 2022.
(2)
The amount reported in this column reflects the aggregate grant date fair value for financial statement reporting purposes of restricted stock units granted during the fiscal year ended December 31, 2022, as determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). This amount reflects our accounting expense for these restricted stock units and does not represent the actual economic value that may be realized by the non-employee director. There can be no assurance that the amount will ever be realized. For the assumptions used in valuing the award, please see Note 17 to our consolidated financial statements included elsewhere in this report.
(3)
As of December 31, 2022, Dr. Russakow held outstanding unvested restricted stock units covering 80,063 shares of Getaround common stock, and the other non-employee directors did not hold any outstanding unvested equity awards.
(4)
On January 23, 2022, we granted Dr. Russakow an award of restricted stock units under the 2010 Stock Plan covering 160,126 shares of Getaround common stock, which award will vest in 24 equal monthly installments with the first vesting date on December 17, 2021, subject to his continuous service with us through each vesting date, and which award is further contingent upon event-based vesting conditions that were satisfied by the Closing.
(5)
We entered into a consulting agreement with Dr. Russakow effective as of November 1, 2021, as amended effective as of July 5, 2022, pursuant to which we agreed to pay Dr. Russakow $50,000 per month for services rendered under the consulting agreement, in a total amount of $350,000 over a seven-month period in fiscal year 2022. Dr. Russakow received such compensation in connection with his consulting services as President of the Company.
(6)
In consideration of the service that Dr. Russakow provided to the company in 2022 and in light of his agreement to significantly reduce his fees as of August 1, 2022, as well as his efforts with respect to the successful conclusion of the Business Combination, in December 2022, the Legacy Getaround board of directors determined in its discretion to pay Dr. Russakow a retention and performance bonus in the amount of $300,000, which bonus was subject to and contingent on the consummation of the Business Combination. The bonus was paid in January 2023.
(7)
Mr. Suslak resigned from the Board effective as of October 11, 2023.

Director Compensation Agreement

We entered into a consulting agreement with Dr. Russakow effective as of November 1, 2021, as amended effective as of July 5, 2022. Pursuant to the consulting agreement, we agreed to pay Dr. Russakow $50,000 per month for services rendered under the consulting agreement. Further, on January 23, 2022, we granted Dr. Russakow an award of restricted stock units under the 2010 Stock

Plan covering 160,126 shares of Getaround common stock, which award will vest in 24 equal monthly installments with the first vesting date on December 17, 2021, subject to Dr. Russakow’s continuous service with us through each vesting date, and which award is further contingent upon event-based vesting conditions that were satisfied by the Closing. The consulting agreement may be terminated by either party at any time upon 10 business days’ written notice or, if either party defaults in the performance of the consulting agreement or materially breaches any of its obligations under the consulting agreement, the non-breaching party may terminate the consulting agreement immediately if the breaching party fails to cure the breach within 3 business days of receiving written notice of the breach.

Non-Employee Director Compensation

Prior to the Closing, we did not pay compensation to any of our directors for their service in such capacity.

In connection with the Closing, the Board adopted a new non-employee director compensation policy. The policy was designed to attract and retain high quality non-employee directors (“Outside Directors”) by providing competitive compensation and to align their interests with the interests of our stockholders through equity awards.

Specifically, the policy provides for the following annual cash retainers, which are payable quarterly in arrears and pro-rated for partial quarters of service (including for the partial quarter of service performed following the Closing):

Annual Board Member Service Retainer

•
All Outside Directors: $35,000
•
Lead Independent Director: $7,500 (in addition to above)

Annual Committee Member Service Retainer

•
Member of the Audit Committee: $10,000
•
Member of the Compensation Committee: $7,500
•
Member of the Nominating and Corporate Governance Committee: $5,000

Annual Committee Chair Service Retainer (in lieu of Annual Committee Member Service Retainer)

•
Chairperson of the Audit Committee: $20,000
•
Chairperson of the Compensation Committee: $15,000
•
Chairperson of the Nominating and Corporate Governance Committee: $10,000

As described below, Outside Directors will also receive equity awards under the 2022 Equity Incentive Plan annually and will receive awards upon their initial appointment to the Board, as follows:

•
Upon initial election or appointment to the Board, a stock option or restricted stock unit award, as determined by the Board, with a grant date value of $300,000, which will vest in three equal annual installments beginning on the first anniversary of the date of grant, subject to such director’s continuous service through each applicable vesting date; and
•
At each annual stockholder meeting following such director’s appointment to the Board and such director’s service on the Board for a minimum of six months, an additional stock option or restricted stock unit award, as determined by the Board, with a grant date value of $150,000, which will vest in full upon the earlier of the first anniversary of the date of grant or the day prior to the next annual stockholder meeting, subject to such director’s continuous service through the applicable vesting date.

Notwithstanding the foregoing, for each Outside Director who remains in continuous service as a member of the Board until immediately prior to the consummation of a “change in control” (as defined in the 2022 Equity Incentive Plan), any unvested portion of an equity award granted in consideration of such director’s service as a member of the Board will vest in full immediately prior to, and contingent upon, the consummation of such change in control.

The Board will also have discretion to grant additional equity awards to certain Outside Directors for services to us that exceed the standard expectations for an Outside Director or for other circumstances determined to be appropriate by the Board. We will also reimburse directors for their reasonable out-of-pocket expenses in connection with attending board and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of December 31, 2022, after giving effect to the resignation of Neil S. Suslak as a member of the Board on October 11, 2023, for:

•
each person or group of affiliated persons who is the beneficial owner of more than 5% of the outstanding shares of our common stock;
•
each of our named executive officers and directors; and
•
all of our current executive officers and directors, as a group.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

The beneficial ownership percentages set forth in the table below are based on 92,085,970 shares of common stock issued and outstanding as of December 31, 2022. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options or warrants held by the person that are currently exercisable, or exercisable within 60 days of December 31, 2022, or issuable pursuant to restricted stock units held by the person that are subject to vesting and settlement conditions expected to occur within 60 days of December 31, 2022. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Getaround, Inc., 55 Green Street, San Francisco, California 94111.

The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the Convertible Notes Warrants, as such securities are not currently issued and outstanding as of December 31, 2022.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percent of Shares Beneficially Owned (%)
Five Percent and Greater Holders:
InterPrivate Acquisition Management II, LLC(1)	11,906,980	12.4%
Entities affiliated with SoftBank Vision Fund(2)	21,516,384	23.4%
Entities affiliated with Mudrick Capital Management(3)	15,484,149	14.4%
Named Executive Officers and Directors
Sam Zaid(4)	5,163,860	5.6%
Kasra Sy Fahimi	35,571	*
Spencer Jackson(5)	276,577	*
Bruno Bowden(6)	79,710	*
Ahmed M. Fattouh(1)	11,906,980	12.4%
Ravi Narula	—	*
Jeff Russakow(7)	110,310	*
All Current Executive Officers and Directors as a Group (eight persons)(8)	17,769,465	18.4%

* Represents beneficial ownership of less than one percent.

(1)
As reported on a Schedule 13D filed by InterPrivate Acquisition Management II, LLC (the “Sponsor”) on December 19, 2022. Includes (i) 8,056,980 shares and (ii) 3,850,000 shares underlying private placement warrants that became exercisable on January 7, 2023. InterPrivate Capital LLC is the managing member of the Sponsor, and Ahmed Fattouh is the managing member of InterPrivate Capital LLC. Mr. Fattouh has sole voting and investment discretion with respect to the shares held of record by the Sponsor. Accordingly, all securities held by the Sponsor may ultimately be deemed to be beneficially held by Mr. Fattouh. The business address of the Sponsor is c/o InterPrivate Capital LLC, 1350 Avenue of the Americas, 2nd Floor, New York, New York 10019.
(2)
As reported on a Schedule 13D filed by SB Investment Advisers (UK) Limited (“SBIA UK”) on December 19, 2022. Includes (i) 12,885,948 shares held by SoftBank Vision Fund (AIV M2) L.P. (“SVF AIV”) and (ii) 8,630,436 shares held by SVF Fetch (Cayman) Limited (“SVF Fetch”). SoftBank Vision Fund L.P. (“SVF”) is the managing member of SVF Holdings (UK) LLP, which is the sole owner of SVF Sync Holdings (Cayman) Limited, which in turn is the sole owner of SVF Fetch. SBIA UK has been appointed as alternative investment fund manager (“AIFM”) of SVF. As AIFM, SBIA UK is authorized and regulated by the

UK Financial Conduct Authority and is exclusively responsible for making all decisions related to the acquisition, structuring, financing, and disposal of SVF’s and SVF AIV’s investments. Rajeev Misra, Saleh Romeih and Neil Hadley are the directors of SBIA UK. Accordingly, each of the foregoing entities and individuals may be deemed to share beneficial ownership of the securities held of record by SVF AIV and SVF Fetch. Each of them disclaims any such beneficial ownership. The business address for each of SBIA UK and SVF Holdings (UK) LLP is 69 Grosvenor Street, London W1K 3JP, United Kingdom. The business address for SVF is Aztec Group House, 11-15 Seaton Place, St. Helier, Jersey, JE4 0QH. The business address of SVF AIV is 251 Little Falls Drive, Wilmington, Delaware 19808. The business address for each of SVF Sync Holdings (Cayman) Limited and SVF Fetch is c/o Walkers Corp Ltd., 190 Elgin Avenue, George Town, Grand Cayman KY1-9008.
(3)
As reported on a Schedule 13G filed by Mudrick Capital Management, L.P. (“MCM”) on December 19, 2022. Represents (i) 66,362 shares and 3,794,238 shares issuable upon conversion of $43,632,000 principal amount of Convertible Notes held by Mudrick Distressed Opportunity Fund Global, L.P. (“Global LP”); (ii) 44,842 shares and 2,563,928 shares issuable upon conversion of $29,484,000 principal amount of Convertible Notes held by Mudrick Distressed Opportunity Drawdown Fund II, L.P. (“Drawdown II”); (iii) 4,386 shares and 250,792 shares issuable upon conversion of $2,884,000 principal amount of Convertible Notes held by Mudrick Distressed Opportunity Drawdown Fund II SC, L.P. (“Drawdown II SC”); (iv) 11,259 shares and 643,764 shares issuable upon conversion of $7,403,000 principal amount of Convertible Notes held by Mudrick Distressed Opportunity 2020 Dislocation Fund, L.P. (“DISL”); (v) 9,280 shares and 530,629 shares issuable upon conversion of $6,102,000 principal amount of Convertible Notes held by Mudrick Distressed Opportunity SIF Master Fund, L.P. (“SIF”); (vi) 24,077 shares and 1,376,663 shares issuable upon conversion of $15,831,000 principal amount of Convertible Notes held by Mudrick Stressed Credit Master Fund, L.P. (“MSC”); (vii) 7,604 shares and 434,800 shares issuable upon conversion of $5,000,000 principal amount of Convertible Notes held by Mudrick Opportunity Co-Investment Fund, LP (“Co-Invest”); and (viii) an aggregate of 98,346 shares and 5,623,179 shares issuable upon conversion of $64,664,000 aggregate principal amount of Convertible Notes held by certain accounts managed by MCM. The percentage ownership represents a percentage of the total number of shares of New Getaround Common Stock that would be outstanding following a conversion of all such Convertible Notes. The Convertible Notes are initially convertible at an initial conversion rate of 86.96 shares per $1,000 principal amount of Convertible Notes, representing an initial conversion price of approximately $11.50 per share, which is subject to adjustments. Mudrick GP, LLC (“Mudrick GP”) is the general partner of Global LP and may be deemed to beneficially own the securities directly held by Global LP. Mudrick Distressed Opportunity Drawdown Fund II GP, LLC (“Drawdown II GP”) is the general partner of Drawdown II and Drawdown II SC and may be deemed to beneficially own the securities directly held by Drawdown II and Drawdown II SC. Mudrick Distressed Opportunity 2020 Dislocation Fund GP, LLC (“DISL GP”) is the general partner of DISL and may be deemed to beneficially own the securities held by DISL. Mudrick Distressed Opportunity SIF GP, LLC (“SIF GP”) is the general partner of SIF and may be deemed to beneficially own the securities directly held by SIF. Mudrick Stressed Credit Fund GP, LLC (“MSC GP”) is the general partner of MSC and may be deemed to beneficially own the securities directly held by MSC. Mudrick Opportunity Co-Investment Fund GP, LLC (“Co-Invest GP”) is the general partner of Co-Invest and may be deemed to beneficially own the securities directly held by Co-Invest. Mudrick Capital Management, LLC (“MCM GP”) is the investment manager to Global LP, Drawdown II, Drawdown II SC, DISL, SIF, MSC, Co-Invest and certain accounts managed by MCM. Jason Mudrick is the sole member of MCM GP, Mudrick GP, Drawdown II GP, DISL GP, SIF GP, MSC GP and Co-Invest GP. By virtue of these relationships, each of MCM, MCM GP and Mr. Mudrick may be deemed to beneficially own the securities held directly by Global LP, Drawdown II, Drawdown II SC, DISL, SIF, MSC, Co-Invest and certain accounts managed by MCM. The business address of each of the entities affiliated with MCM is c/o Mudrick Capital Management L.P., 527 Madison Avenue, 6th Floor, New York, NY 10022.
(4)
Includes 4,767,475 shares held by Zaid Holdings LLC. Mr. Zaid may be deemed to have voting and dispositive power over the shares held by Zaid Holdings LLC.
(5)
Includes (i) 40,711 shares held by Millennium Trust Company FBO Spencer D Jackson Roth IRA and (ii) 235,866 shares issuable pursuant to stock options exercisable within 60 days of December 31, 2022.
(6)
Includes 27,527 shares held by AltoIRA Empire Trust Custodian FBO Bruno Bowden IRA.
(7)
Includes 100,079 shares issuable pursuant to RSUs that are subject to vesting and settlement conditions expected to occur within 60 days of December 31, 2022.
(8)
Includes (i) 13,406,563 shares of common stock beneficially owned by all of the Company’s current executive officers and directors as a group, (ii) 3,850,000 shares underlying Private Warrants beneficially owned by Mr. Fattouh that became exercisable on January 7, 2023, (iii) 412,823 shares issuable pursuant to stock options exercisable within 60 days of December 31, 2022, and (iv) 100,079 shares issuable pursuant to RSUs that are subject to vesting and settlement conditions expected to occur within 60 days of December 31, 2022.

Equity Compensation Plan Information

We have three equity compensation plans under which our equity securities are authorized for issuance: the 2022 Equity Incentive Plan, the 2010 Stock Plan and the 2022 Employee Stock Purchase Plan. The following table summarizes equity compensation plan information for such plans as a group as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	8,585,124	(2)	$3.40	(3)	21,462,108	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	8,585,124				21,462,108

____________

(1)
Includes the 2022 Equity Incentive Plan, the 2010 Stock Plan and the 2022 Employee Stock Purchase Plan, each as described in Note 17 – Stock-Based Compensation, to our consolidated financial statements included elsewhere in this report.
(2)
The weighted average exercise price relates solely to outstanding stock option shares since shares subject to RSUs have no exercise price.
(3)
Represents options to purchase 5,134,332 shares of common stock and restricted stock unit awards covering 3,450,792 shares of common stock.
(4)
Includes 19,620,389 shares of common stock that remain available for issuance under the 2022 Equity Incentive Plan and 1,841,719 shares of common stock that remain available for purchase under the 2022 Employee Stock Purchase Plan. The 2022 Equity Incentive Plan is a successor to the 2010 Stock Plan, which we assumed in the Business Combination. All outstanding stock awards granted under the 2010 Stock Plan as in effect immediately prior to the Closing continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2010 Stock Plan as in effect immediately prior to the Closing. Any shares of common stock that are subject to outstanding awards under the 2010 Stock Plan that are issuable upon the exercise of stock options that expire or become unexercisable for any reason without having been exercised in full, or settlement of restricted stock units that expires without having been settled in full, will become available for future grant and issuance under the 2022 Equity Incentive Plan. In addition, any shares retained upon exercise or settlement of any outstanding award under the 2010 Stock Plan to satisfy the exercise price for such award or any withholding taxes due with respect to such award, and any shares issued pursuant to the 2010 Stock Plan that are later forfeited due to the failure to vest or repurchased by the Company at the original purchase price paid to the Company for the shares, will become available for future grant and issuance under the 2022 Equity Incentive Plan. Further, the 2022 Equity Incentive Plan provides for an automatic increase in the number of shares reserved for issuance thereunder on the first day of each fiscal year beginning with the 2023 fiscal year through and including the first day of the 2032 fiscal year, in each case, in an amount equal to the lesser of (a) 5% of the total number of shares of common stock that are issued and outstanding on the first day of the applicable fiscal year, (b) the number of shares of common stock initially reserved for issuance under the 2022 Equity Incentive Plan, and (c) such smaller number of shares determined by the Board. On January 1, 2023, the number of shares reserved for issuance under the 2022 Equity Incentive Plan was automatically increased by 4,604,298 shares. The 2022 Employee Stock Purchase Plan also provides for an automatic annual increase in the number of shares reserved for issuance thereunder on the first day of each fiscal year beginning with the 2023 fiscal year through and including the first day of the 2032 fiscal year, in each case, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock issued and outstanding on the first day of applicable fiscal year, and (ii) 1,841,719 shares of common stock, unless the Board determines that there will be no increase in the share reserve or that the increase in the share reserve for the applicable fiscal year will be a lesser number of shares of common stock than would otherwise occur. On January 1, 2023, the number of shares reserved for issuance under the 2022 Employee Stock Purchase Plan was automatically increased by 920,859 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Person Transactions

Registration Rights Agreement

In connection with the Closing, we entered into an Amended and Restated Registration Rights Agreement, dated as of December 8, 2022 (the “Registration Rights Agreement”), with certain of our stockholders, including the Sponsor, Jeffrey Harris, Tracey Brophy Warson, Matthey Luckett and Susan L. Decker, who are former independent directors of InterPrivate II, and certain former stockholders of Legacy Getaround, including Mr. Zaid, our Chief Executive Officer and Chairman of the Board, entities affiliated with Braemar Energy Ventures, which is affiliated with Mr. Suslak, a former member of the Board, and entities affiliated with SoftBank Vision Fund. Under the Registration Rights Agreement, we are obligated to file a registration statement to register the resale of approximately 44.4 million shares of common stock in addition to the 4.6 million private placement warrants and the shares of common stock issuable upon the exercise of the private placement warrants. In addition, subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the holders may demand to sell all or any portion of their registrable securities in an underwritten offering. The Registration Rights Agreement also provides “piggy-back” registration rights to such holders, subject to certain requirements and customary conditions. The Registration Rights Agreement further provides that the registrable securities are subject to transfer restrictions for certain time periods ranging from between 180 days after the Closing Date to one year after the Closing Date, subject to certain exceptions.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements provide that we will indemnify each of our directors and executive officers against any and all expenses incurred by that director or executive officer because of his or her status as our director or officer, to the fullest extent permitted by Delaware law, our amended and restated certificate of incorporation and our amended and restated bylaws.

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors and our amended and restated bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted under Delaware law. In addition, our amended and restated bylaws provide that, to the fullest extent permitted by Delaware law and subject to very limited exceptions, we will advance all expenses incurred by our directors and officers in connection with a legal proceeding involving his or her status as our director or officer.

Pre-Business Combination Related Person Transactions of Legacy Getaround

Bridge Note Financings

In May 2021, Legacy Getaround entered into a subordinated convertible note purchase agreement (the “2021 Bridge Note Purchase Agreement”) with certain investors, pursuant to which Legacy Getaround was authorized sell up to an aggregate of $50.0 million principal amount of its subordinated convertible promissory notes (the “2021 Bridge Notes”) in one or more closings until October 2021. In a series of closings in 2021, 2021 Bridge Notes in principal amounts of $19.0 million, $0.8 million and $4.0 million, respectively, were sold to each of SVF Fetch, Braemar/Getaround Investments II, LLC, an affiliate of Braemar Energy Ventures, and PF GA Investment 4, Inc., an affiliate of the PeopleFund Inc., each of which entities are affiliated with certain of Legacy Getaround’s former directors. The 2021 Bridge Notes accrued inthe terest at a rate of 0.12% per annum and were scheduled to mature in November 2023. In connection with the Closing, the 2021 Bridge Notes converted in accordance with their terms into shares of Class A Stock at a conversion price equal to $8.50 per share. As of the Closing, the aggregate principal amount outstanding under the 2021 Bridge Notes was $29.4 million, with $53.0 thousand in accrued but unpaid interest.

In May 2022, Legacy Getaround entered into a subordinated convertible note purchase agreement (the “2022 Bridge Note Purchase Agreement”) with certain investors, pursuant to which Legacy Getaround was authorized sell up to an aggregate of $50.0 million principal amount of its subordinated convertible promissory notes (the “2022 Bridge Notes” and together with the 2021 Bridge Notes, the “Bridge Notes”) in one or more closings. In a series of closings in 2022, Legacy Getaround sold 2022 Bridge Notes in principal amounts of $5.0 million to SVF Fetch, $3.3 million to PF GA Investment 5, Inc., an affiliate of the PeopleFund Inc., $5.0 million to Braemar Energy Ventures III, LP, an affiliate of Braemar Energy Ventures, each of which entities are affiliated with certain of Legacy Getaround’s former directors, $1.0 million to Henry McGovern, a former member of the Legacy Getaround board of directors, $1.0 million to Elpis Capital GmbH, an entity affiliated with Mr. McGovern, $0.5 million to Bruno Bowden, a member of the Board, and $10.0 million to Tariq Zaid, the brother of Sam Zaid, our Chief Executive Officer and Chairman of the Board, of which $5.25 million principal amount was issued to Mr. Zaid in June 2022 and $4.75 million principal amount was issued in September 2022 in satisfaction of such amount provided by Mr. Zaid as advance financing in anticipation of the subsequent closing. The 2022 Bridge Notes accrued interest at a rate of 1.85% per annum and were scheduled to mature in May 2024. In connection with the Closing, the

2022 Bridge Notes converted in accordance with their terms into shares of Class A Stock at a conversion price equal to $7.00 per share. As of the Closing, the aggregate principal amount outstanding under the 2022 Bridge Notes was $37.5 million, with $0.3 million in accrued but unpaid interest.

Note Payable

In October 2022, Legacy Getaround issued a $2.0 million subordinated promissory note to Braemar Energy Ventures III, LP, an affiliate of Braemar Energy Ventures, which is affiliated with Mr. Suslak, a former member of the Board. The promissory note accrued interest at 10% per annum, compounded annually, and the principal and any accrued but unpaid interest was due and payable upon holder demand at any time on or after October 30, 2023. Legacy Getaround also had the right to prepay all of the outstanding principal and accrued but unpaid interest under the promissory note at any time, subject to a prepayment premium of $0.2 million.

Prior to the Closing, Braemar Energy Ventures III, L.P. elected to exchange its note for a 2022 Bridge Note in like principal amount, plus the $20 thousand in accrued interest through the date of exchange, pursuant to the terms of the 2022 Bridge Note Purchase Agreement. The foregoing exchange qualified as a new equity investment in Legacy Getaround sufficient to meet the closing conditions set forth in a stock transfer agreement dated October 31, 2022, between the Sponsor and Braemar Energy Ventures III, L.P., pursuant to which the Sponsor agreed to transfer 200,000 shares of common stock to Braemar Energy Ventures III, L.P. promptly following the Closing.

Other Investor Agreements

Legacy Getaround previously entered into an investor rights agreement, a voting agreement and a right of first refusal and co-sale agreement, each as amended and restated, with Sam Zaid, our Chief Executive Officer and Chairman of the Board, and certain holders of Legacy Getaround’s capital stock, including entities affiliated with certain of Legacy Getaround’s former directors. The investor rights agreement provided these holders with registration rights and certain of these holders with preemptive rights with regard to certain issuances of Legacy Getaround capital stock. The parties to the voting agreement agreed to vote in a certain way on certain matters, including with respect to the election of directors of Legacy Getaround. The voting agreement also provided for certain drag-along rights in connection with a sale of Legacy Getaround. The right of first refusal and co-sale agreement provided for customary rights of first refusal and co-sale in respect of certain sales of Legacy Getaround capital stock. All of these rights and the respective agreements terminated upon the Closing.

Executive Officer Loans

In December 2015 and November 2019, Legacy Getaround entered into loan, pledge and option agreements with Sam Zaid, our Chief Executive Officer and Chairman of the Board, in connection with loans to Mr. Zaid. Legacy Getaround received non-recourse promissory notes of $194 thousand and $5.6 million in exchange for the 2015 and 2019 loans, respectively, which were collateralized by pledges of certain shares of Legacy Getaround common stock beneficially owned by Mr. Zaid. In connection with the loans, Legacy Getaround purchased call options from Mr. Zaid for $9,000 and $0.4 million, respectively, which allowed Legacy Getaround to repurchase 125,636 shares and 631,579 shares, respectively, of Legacy Getaround common stock beneficially owned by Mr. Zaid at a purchase price equivalent to the outstanding balance of principal and interest under the 2015 and 2019 promissory notes. The 2015 loan accrued interest at a rate of 1.59% per annum, and had a maturity date of December 2020, subsequent to which it was considered payable on demand. The 2019 loan accrued interest at a rate of 1.59% per annum, and was due and payable upon the earlier (i) of November 2026; (ii) a liquidity event; or (iii) the exercise of the call option.

In February 2021, Legacy Getaround entered into a loan and pledge agreement with Mr. Zaid in connection with a loan to Mr. Zaid related to the early exercise of Legacy Getaround options held by Mr. Zaid. Legacy Getaround received a non-recourse promissory note in the aggregate principal amount of $8.0 million in exchange for the loan, which was collateralized by a pledge of certain shares of Legacy Getaround capital stock beneficially owned by Mr. Zaid. The loan accrued interest at a rate of 0.56% per annum and the promissory note was scheduled to mature in February 2024. The terms of the promissory note further permitted Legacy Getaround, at its option and in its sole discretion, to accelerate the loan and declare the entire unpaid principal balance under the promissory note, together with all accrued but unpaid interest thereon, immediately due and payable upon certain specified events.

On the Closing Date, Legacy Getaround, Mr. Zaid and Zaid Holdings LLC, an entity controlled by Mr. Zaid, entered into a note repayment agreement (the “Note Repayment Agreement”) pursuant to which, subject to the Closing and the concurrent closing of the share repurchase pursuant to the Repurchase Agreement described below under “—Executive Officer Stock Repurchase,” Mr. Zaid agreed to transfer 2,597,286 shares of Legacy Getaround capital stock in full satisfaction of the outstanding balances under the 2015, 2019 and 2021 loans described above. Upon satisfaction of the loans at the Closing, the remaining pledged shares of Legacy

Getaround capital stock were released. The aggregate principal amount outstanding under each of the loans, together with accrued interest, at the Closing was (in thousands):

Loans	Principal	Accrued Interest
December 2015	$194	$22
November 2019	$5,590	$272
February 2021	$8,006	$80

Executive Officer Stock Repurchase

On the Closing Date, Legacy Getaround and Zaid Holdings, LLC, an entity controlled by Mr. Zaid, our Chief Executive Officer and a member of the Board, entered into a stock repurchase agreement (the “Repurchase Agreement”) pursuant to which Legacy Getaround repurchased, subject to the Closing and the concurrent closing of the share transfer pursuant to the Note Repayment Agreement described above under “—Executive Officer Loans,” 2,710,571 shares of Legacy Getaround common stock from Zaid Holdings, LLC at a purchase price of $1.96 per share, which purchase price was based on the most recent valuation of a share of Legacy Getaround common stock as determined by the Legacy Getaround board of directors. The repurchases were funded by Legacy Getaround with available cash on hand at the Closing.

Pre-Business Combination Related Person Transactions of InterPrivate II

Founder Shares

On January 13, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of InterPrivate II’s offering costs in consideration of 5,750,000 shares (6,468,750 shares after giving effect to a 1:1.125 stock split on March 4, 2021) of InterPrivate II’s then-authorized Class B common stock (the “Class B Stock”). On February 4, 2021, the Sponsor transferred 30,000 shares of Class B Stock to each of Jeffrey Harris, Susan L. Decker and Tracey Brophy Warson, the former independent directors of InterPrivate II. On November 22, 2021, Susan L. Decker resigned from the InterPrivate II board of directors, Matthew Luckett was appointed to the InterPrivate II board of directors and the Sponsor transferred 30,000 shares of Class B Stock to Mr. Luckett.

Private Placement Warrants

On March 9, 2021, simultaneously with the closing of InterPrivate II’s initial public offering (the “IPO”), InterPrivate II consummated the private placement of 3,850,000 warrants, each exercisable to purchase one share of Class A Stock at $11.50 per share, at a price of $1.50 per warrant, to the Sponsor, generating proceeds of approximately $5,775,000. Following the Closing, each private placement warrant is exercisable for one whole share of common stock at a price of $11.50 per share, subject to adjustment.

Related Party Notes

On January 13, 2021, the Sponsor issued an unsecured promissory note to InterPrivate II, pursuant to which InterPrivate II could borrow up to an aggregate principal amount of $300,000. The promissory note was non-interest bearing and was payable on the earlier of December 31, 2021 or the consummation of the IPO. On March 10, 2021, the $149,476 outstanding under the promissory note was repaid.

On March 31, 2022, InterPrivate II entered into a convertible promissory note with the Sponsor (the “Sponsor Convertible Promissory Note”), pursuant to which InterPrivate II could borrow up to an aggregate principal amount of $1,500,000 for working capital needs. The Sponsor Convertible Promissory Note was non-interest bearing and due on the earlier of March 9, 2023 and the date on which InterPrivate II consummated its initial business combination. Up to $1,500,000 of the loans were convertible, at the option of the Sponsor, into warrants, at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. In addition, as InterPrivate II incurred operating expenses, these fees were paid by InterPrivate LLC, an affiliate of the Sponsor, and InterPrivate LLC was subsequently reimbursed by InterPrivate II for the full amount paid. As of the Closing, InterPrivate II had approximately $0.6 million in related party payables outstanding, consisting of working capital loans outstanding under the Sponsor Convertible Promissory Note, which were paid out of the proceeds from InterPrivate II’s trust account released at the Closing.

Administrative Services

InterPrivate II entered into an agreement whereby, commencing on March 4, 2021 through the earlier of the consummation of a business combination and the liquidation of InterPrivate II’s trust account, InterPrivate would pay the Sponsor $10,000 per month for general and administrative services, including office space, utilities and secretarial and administrative support. The agreement terminated upon the Closing. InterPrivate incurred approximately $210,000 in expense through the Closing under this agreement.

InterPrivate II entered into an agreement whereby, commencing on March 4, 2021 through the earlier of the consummation of a business combination and the liquidation of InterPrivate II’s trust account, InterPrivate II would pay James Pipe, InterPrivate II’s Vice President, a $10,000 per month fee for assisting InterPrivate II in negotiating and consummating an initial business combination. The agreement terminated upon the Closing. InterPrivate incurred approximately $210,000 in expense through the Closing under this agreement.

Service Fee to Sponsor Affiliates

On November 25, 2022, the audit committee of InterPrivate II’s board of directors approved a fee up to an aggregate amount of $2,000,000 to certain management members of InterPrivate II and affiliates of the Sponsor for their services in facilitating the consummation of the Business Combination.

Related Person Transactions Policy

We have adopted a written policy for the identification, review and approval or ratification of transactions involving related persons that conforms with the requirements for issuers having securities listed on NYSE. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and a related person were or will be participants and the amount involved exceeds $120,000, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, and guarantees of indebtedness. In reviewing and approving any such transactions, our audit committee will consider all relevant facts and circumstances as appropriate, such as the purpose of the transaction, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction, management’s recommendation with respect to the proposed related person transaction, and the extent of the related person’s interest in the transaction.

Director Independence

During 2022, prior to the Closing, the InterPrivate II board of directors was composed of five members, of whom Jeffrey Harris, Tracey Brophy Warson and Matthey Luckett were determined by the InterPrivate II board to be “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Following the Closing, the Board determined, based on information provided by each director concerning his background, employment and affiliations, that Messrs. Bowden, Fattouh, Narula and Suslak do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the NYSE listing standards. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our securities by each non-employee director and the transactions described under “Certain Relationships and Related Person Transactions” above.

Item 14. Principal Accountant Fees and Services.

The following table presents fees incurred for the fiscal years ended December 31, 2022 for services provided by dbbmckennon (PCAOB ID No. 3501), our independent registered accounting firm:

	2022	2021
Audit Fees(1)	$411,000	$-
Total	$411,000	$-

____________

(1)
Audit Fees consisted of fees for professional services rendered for the audits of our financial statements which were billed during the respective year, including the audits of our annual financial statements and reviews of our interim quarterly reports, and services provided in connection with SEC filings, including consents and comfort letters.

Pre-Approval Policies and Procedures

Pursuant to its charter, which is available on the investor relations portion of our website at getaround.com, our audit committee is responsible for pre-approving all audit and permissible non-audit services and related engagement fees and terms for services provided to us by our independent registered public accounting firm (or subsequently approving non-audit services in those circumstances where a subsequent approval is necessary and permissible). The audit committee’s charter gives the audit committee the power to delegate to one or more members of the audit committee the authority to pre-approve audit and permissible non-audit services.

Our audit committee was formed in connection with the consummation of the Business Combination. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit and permissible non-audit services to be performed for us by our independent registered public accounting firm, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Part IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)
Financial Statements. The financial statements listed in the Index to Financial Statements under Part II, Item 8 of this report.
(2)
Financial Statement Schedules. None.
(3)
Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this report.

Exhibit No.	Description

2.1†

Agreement and Plan of Merger, dated as of May 11, 2022, by and among InterPrivate II Acquisition Corp., TMPST Merger Sub I Inc., TMPST Merger Sub II LLC, and Getaround, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40152), filed with the SEC on May 13, 2022).

2.1(a)

Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 8, 2022, by and among InterPrivate II Acquisition Corp., TMPST Merger Sub I Inc., TMPST Merger Sub II LLC, and Getaround, Inc. (incorporated by reference to Exhibit 2.1(a) of the Registrant’s Current Report on Form 8-K (File No. 001-40152), filed with the SEC on December 14, 2022).

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40152), filed with the SEC on December 14, 2022).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-40152), filed with the SEC on December 14, 2022).

4.1

Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-253188), filed with the SEC on February 26, 2021).

4.2

Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company, dated as of March 4, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40152), filed with the SEC on March 9, 2021).

4.3

Indenture dated as of dated December 8, 2022, by and between Getaround, Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (File No. 001-40152), filed with the SEC on December 14, 2022).

4.3(a)	Form of global note representing the 8.00% / 9.50% Convertible Senior Secured PIK Toggle Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.3).

4.4	Description of Securities.

10.1

Letter Agreement among the Registrant, InterPrivate Acquisition Management II, LLC, its officers and directors, dated as of March 4, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40152), filed with the SEC on March 9, 2021).

10.2

Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-40152), filed with the SEC on December 14, 2022).

10.3†^

Convertible Note Subscription Agreement, dated as of May 11, 2022, by and between InterPrivate II Acquisition Corp. and Mudrick Capital Management L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40152), filed with the SEC on May 13, 2022).

10.3(a)†^

Amendment No. 1 to Convertible Note Subscription Agreement, dated December 8, 2022, by and between InterPrivate II Acquisition Corp. and Mudrick Capital Management L.P. (incorporated by reference to Exhibit 10.4(a) of the Registrant’s Current Report on Form 8-K (File No. 001-40152), filed with the SEC on December 14, 2022).

10.4#

Getaround, Inc. Amended and Restated 2010 Stock Plan, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-4 (File No. 333-266054), filed with the SEC on July 8, 2022).

10.5#

Getaround, Inc. 2022 Equity Incentive Plan and related forms of award agreements (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K (File No. 001-40152), filed with the SEC on December 14, 2022).

10.6#

Getaround, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K (File No. 001-40152), filed with the SEC on December 14, 2022).

10.7#	Getaround, Inc. Incentive Bonus Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-4 (File No. 333-266054), filed with the SEC on July 8, 2022).

10.8#	Form of Getaround, Inc. Executive Change in Control and Severance Agreement (Tier 2 Execs)

10.9#

Getaround, Inc. Outside Director Compensation Policy (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K (File No. 001-40152), filed with the SEC on December 14, 2022).

10.10#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K (File No. 001-40152), filed with the SEC on December 14, 2022).

16.1

Letter from Marcum LLP to the U.S. Securities and Exchange Commission, dated December 14, 2022 (incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40152), filed with the SEC on December 14, 2022).

16.2

Letter from BDO USA, P.A. to the U.S. Securities and Exchange Commission, dated August 11, 2023 (incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40152), filed with the SEC on August 11, 2023).

21.1	Subsidiaries of Getaround Inc.

23.1	Consent of dbbmckennon, independent registered accounting firm

23.2	Consent of BDO USA, P.C., independent registered accounting firm

24.1	Power of Attorney (included on the signature page of this report).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Annual Report on Form 10-K of Getaround, Inc. for the year ended December 31, 2022, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________

# Indicates management contract or compensatory plan, contract or arrangement.

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

^ Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Regulation S-K Item 601(a)(6).

(b) See Exhibits in Item 15(a)(3) above in this report.

(c) None.

Item 16. Form 10-K Summary.

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GETAROUND, INC.

Date: November 16, 2023	/s/ Sam Zaid
Name: Sam Zaid
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Sam Zaid, Tom Alderman and Spencer Jackson, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Sam Zaid	Chairman and Chief Executive Officer	November 16, 2023
Sam Zaid	(Principal Executive Officer)
/s/ Tom Alderman	Chief Financial Officer	November 16, 2023
Tom Alderman	(Principal Financial and Accounting Officer)
/s/ Bruno Bowden	Director	November 16, 2023
Bruno Bowden
/s/ Ahmed M. Fattouh	Director	November 16, 2023
Ahmed M. Fattouh
/s/ Ravi Narula	Director	November 16, 2023
Ravi Narula
/s/ Jeffrey Russakow	Director	November 16, 2023
Jeffrey Russakow