Form 10-Q
period 2023-03-31
Getaround, Inc
filed 2023-12-15
CIK 1839608

M

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-40152

GETAROUND, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-3122877
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 Green Street, San Francisco, California	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 295-5725

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GETR	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Common Stock, each at an exercise price of $11.50 per share	GETR WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 13, 2023, the registrant had 93,018,237 shares of common stock, $0.0001 par value per share, outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q (this “report”) may constitute “forward-looking statements” for purposes of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

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
•
our ability to realize the expected benefits of the Business Combination (as defined below) and the acquisition of the HyreCar business; and
•
other risks and uncertainties described in this report, including those under the section entitled “Risk Factors.”

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

Getaround, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$40,936	$64,294
Restricted cash	3,600	3,600
Accounts receivable, net	197	533
Prepaid expenses and other current assets	6,989	6,084
Total Current Assets	$51,722	$74,511
Property and equipment, net	10,249	10,451
Operating lease right-of-use assets, net	13,036	13,284
Goodwill	93,713	92,728
Intangible assets, net	10,565	11,028
Deferred tax assets	—	46
Other assets	3,611	3,371
Total Assets	$182,896	$205,419
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,818	$3,652
Accrued host payments and insurance fees	13,291	11,780
Operating lease liabilities, current	2,009	1,923
Notes payable, current	1,149	1,211
Warrant commitment liability	329	320
Other accrued liabilities	34,202	37,360
Deferred revenue	1,536	698
Total Current Liabilities	$56,334	$56,944
Notes payable	2,959	3,198
Convertible notes payable ($53,823 and $56,743 measured at fair value, respectively)	53,922	56,842
Operating lease liabilities (net of current portion)	17,205	17,715
Deferred tax liabilities	770	973
Warrant liability	249	247
Total Liabilities	$131,439	$135,919
Commitments and contingencies (Note 11)
Stockholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 92,085,974 shares issued and outstanding as of March 31, 2023 and December 31, 2022	$9	$9
Additional paid-in capital	849,823	845,888
Stockholder notes	(8,284)	(8,284)
Accumulated deficit	(784,808)	(762,009)
Accumulated other comprehensive loss	(5,283)	(6,104)
Total Stockholders’ Equity	$51,457	$69,500
Total Liabilities and Stockholders’ Equity	$182,896	$205,419

See accompanying notes to condensed consolidated financial statements.

Getaround, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Service revenue	$11,199	$12,207
Lease revenue	321	288
Total Revenues	$11,520	$12,495

Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Service	$1,345	$975
Lease	39	23
Sales and marketing	3,640	6,964
Operations and support	12,102	11,051
Technology and product development	3,839	4,171
General and administrative	14,368	13,091
Depreciation and amortization	2,482	2,709
Total Operating Expenses	$37,815	$38,984
Loss from Operations	$(26,295)	$(26,489)
Other Income (Expense)
Convertible promissory note fair value adjustment	2,920	(827)
Warrant fair value adjustment	(11)	831
Interest income (expense), net	206	(2,613)
Other income (expense), net	210	129
Total Other Income (Expense)	$3,325	$(2,480)
Loss before Benefit for Income Taxes	$(22,970)	$(28,969)
Income Tax Benefit	(171)	(224)
Net Loss	$(22,799)	$(28,745)
Foreign Currency Translation (Loss) Gain	821	(2,489)
Comprehensive Loss	$(21,978)	$(31,234)

Net Loss Per Share Attributable to Stockholders (Note 15):
Basic	(0.25)	(1.29)
Diluted	(0.25)	(1.29)
Weighted average shares outstanding (Basic and Diluted)	92,308	22,351

See accompanying notes to condensed consolidated financial statements

Getaround, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

(in thousands, except share and per share data)

	Mezzanine Equity		Stockholders’ Deficit
							Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Treasury Stock	Stockholder Notes	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance, December 31, 2021	40,182,816	$410,368	25,536,563	$1	$(661)	$(14,478)	$237,578	$(625,944)	$2,283	$(401,221)
Stock option exercises	—	—	9,162	—	—	—	9	—	—	9
RSU vested	—	—	182,516	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,891	—	—	1,891
Exercise of Series E-3 Preferred stock warrant into 61,992 Series E-3 convertible preferred stock	61,992	316	—	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	—	—	—	(2,489)	(2,489)
Net loss	—	—	—	—	—	—	—	(28,745)	—	(28,745)
Balance, March 31, 2022	40,244,808	$410,684	25,728,241	$1	$(661)	$(14,478)	$239,478	$(654,689)	$(206)	$(430,555)

See accompanying notes to condensed consolidated financial statements.

Getaround, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

(in thousands, except share and per share data)

	Common Stock			Additional		Accumulated Other	Total
	Shares	Amount	Stockholder notes	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance, December 31, 2022	92,085,974	$9	$(8,284)	$845,888	$(762,009)	$(6,104)	$69,500
Stock-based compensation	—	—	—	3,565	—	—	3,565
Commitment to issue common stock for iHM prepaid ad	—	—	—	370	—	—	370
Foreign currency translation loss	—	—	—	—	—	821	821
Net loss	—	—	—	—	(22,799)	—	(22,799)
Balance, March 31, 2023	92,085,974	$9	$(8,284)	$849,823	$(784,808)	$(5,283)	$51,457

See accompanying notes to condensed consolidated financial statements

Getaround, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash Flows from Operating Activities
Net loss	$(22,799)	$(28,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,482	2,709
Provision for bad debts	2,176	2,306
Stock-based compensation	3,565	1,891
Change in fair value - convertible instrument liability	(2,920)	827
Change in fair value – warrant liability	11	(831)
Non-cash interest expense	—	1
Non-cash lease expense	270	135
Amortization of debt issuance costs	—	196
Loss (gain) from disposal of property and equipment	(19)	1
Loss (gain) from foreign currency remeasurement	212	46
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,837)	(1,748)
Prepaid expenses and other current assets	589	(403)
Operating leases liabilities	(446)	(285)
Other assets	(1,112)	(1)
Accounts payable	173	(1,422)
Accrued host payments and insurance fees	1,345	4,104
Accrued expenses and other liabilities	(3,898)	1,050
Deferred taxes	(191)	(225)
Deferred revenue	823	20
Net Cash Used in Operating Activities	$(21,576)	$(20,374)
Cash Flows from Investing Activities
Purchases of property and equipment	$(396)	$(1,146)
Capitalized software	(1,264)	—
Proceeds from sale of property and equipment	9	—
Net Cash Used in Investing Activities	$(1,651)	$(1,146)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	$—	$22
Repayment of PGE loan	(363)	(84)
Net Cash Used In by Financing Activities	$(363)	$(62)
Effect of Foreign Currency Translation on Cash	232	(405)
Net change in cash and cash equivalents and restricted cash and cash equivalents	(23,358)	(21,987)
Cash and Cash Equivalents and Restricted Cash, beginning of period	67,894	66,465
Cash and Cash Equivalents and Restricted Cash, end of period	$44,536	$44,478

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash and cash equivalents	$40,936	$40,528
Restricted cash included in current assets	3,600	3,950
Total Cash, Cash Equivalents and Restricted Cash at the End of Period	$44,536	$44,478

See accompanying notes to condensed consolidated financial statements.

Getaround, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business and Basis of Presentation

Organization and Nature of Business

InterPrivate II Acquisition Corp. (“InterPrivate II”) was a special purpose acquisition company formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses.

On December 8, 2022 (the “Closing Date”), InterPrivate II completed the business combination (“Business Combination”) pursuant to the merger agreement dated May 11, 2022 (as amended, the “Merger Agreement”), by and among, InterPrivate II, TMPST Merger Sub I Inc., a Delaware corporation and wholly owned subsidiary of InterPrivate II (“First Merger Sub”), TMPST Merger Sub II LLC, a Delaware limited liability company and wholly owned subsidiary of InterPrivate II (“Second Merger Sub”) and Getaround, Inc., a Delaware corporation (“Legacy Getaround”). Pursuant to the terms of the Merger Agreement, a business combination between InterPrivate II and Legacy Getaround was effected through the merger of First Merger Sub and Legacy Getaround, with Legacy Getaround emerging as the surviving company, followed by a merger between Legacy Getaround and Second Merger Sub, with Second Merger Sub emerging as the surviving company as a wholly owned subsidiary of InterPrivate II. In connection with the finalization of the Business Combination, InterPrivate II changed its name to Getaround, Inc. (“Getaround” or the “Company”) and Second Merger Sub changed its name to Getaround Operations LLC.

The Company, through its wholly owned subsidiary Getaround Operations LLC, is an online car rental service company headquartered in San Francisco, California. The Company provides peer-to-peer car‑sharing service powered by its proprietary technology, which allows car owners to earn income sharing their cars with pre-qualified drivers on the Company’s network. As of March 31, 2023, the Company operated globally in major U.S. cities and certain European markets, including France and Norway.

Basis of Accounting

These unaudited interim condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our Annual report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to SEC rules and regulations dealing with interim financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods.

The Company qualifies as an emerging growth company (“EGC”) and as such, has elected the extended transition period for complying with certain new or revised accounting pronouncements. During the extended transition period, the Company is not subject to certain new or revised accounting standards applicable to public companies. The accounting pronouncements pending adoption as described in Note 2 “Recently Issued Accounting Standards Not Yet Adopted” reflect effective dates for the Company as an EGC with the extended transition period.

Pursuant to the Merger Agreement, the merger between Second Merger Sub and Legacy Getaround was accounted for as a reverse recapitalization in accordance with US GAAP (the “Reverse Recapitalization”). Under this method of accounting, InterPrivate II was treated as the “acquired” company and Legacy Getaround is treated as the acquirer for financial reporting purposes.

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

Getaround, Inc.

Notes to Consolidated Financial Statements

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

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and an Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements herein.

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had net loss of $22.8 million for the three months ended March 31, 2023, and $28.7 million for three months ended March 31, 2022. The Company expects operating losses and negative cash flows to continue for the foreseeable future as it continues to develop and promote its platform, as well as to grow its user base through new markets.

As of March 31, 2023 and December 31, 2022, the Company had $40.9 million and $64.3 million, respectively, in unrestricted cash and cash equivalents available to fund future operations. The Company’s capital requirements will depend on many factors and the Company may need to use available capital resources and/or raise additional capital earlier than currently anticipated. Should the Company pursue additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company.

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

Reclassifications

When necessary, reclassifications have been made to our prior period financial information to conform to the current year presentation. These reclassifications were to reclassify certain captions within other assets to prepaid expenses and other current assets. The reclassifications had no impact on the Company’s financial condition or results of operations.

2. Summary of Significant Accounting Policies

The summary of significant accounting policies to the audited consolidated financial statements in the Annual Report includes a discussion of the significant accounting policies used in the preparation of the Company’s consolidated financial statements. The following policy represents the only change to the Company's significant accounting policies during the three months ended March 31, 2023:

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. The most significant matters involving management’s estimates include those related to accounts receivable, claims allowances, assessment of possible impairment of its intangible and long-lived assets, valuation of deferred income tax assets, fair value of warrant liability, certain convertible notes payable and stock-based awards. Actual results may ultimately differ from management’s estimates.

Getaround, Inc.

Notes to Consolidated Financial Statements

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). This ASU amends guidance on reporting credit losses for assets held at amortized cost and available for sale debt securities. For assets held at amortized cost, the amendment eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost of the financial assets to present the net amount expected to be collected. The Company adopted ASU 2016-13 effective January 1, 2023 which did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

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

3. Fair Value Measurements

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

Assets and liabilities recognized at fair value on a recurring basis in the consolidated balance sheets consists of cash and cash equivalents, convertible promissory notes, warrant commitment liability, and warrant liability. These items are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The following tables summarize the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument (in thousands):

	Fair Value Measurement
December 31, 2022	Level 1	Level 2	Level 3
Assets:
Money market account	$38	$—	$—
Liabilities:
Warrant liability	$—	$—	$(247)
Warrant commitment liability	—	—	(320)
Mudrick convertible notes	—	—	(56,743)

Getaround, Inc.

Notes to Consolidated Financial Statements

	Fair Value Measurement
March 31, 2023	Level 1	Level 2	Level 3
Assets:
Money market account	$19,367	$—	$—
Liabilities:
Warrant liability	$—	$—	$(249)
Warrant commitment liability	—	—	(329)
Mudrick convertible notes	—	—	(53,823)

Warrants

The Company measures its warrant commitment liability and warrant liability at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value of the warrant commitment liability and warrant liability related to updated assumptions and estimates were recognized as a warrant liability fair value adjustment within the consolidated statements of operations and comprehensive loss.

The fair value of the warrant commitment liability and warrant liability, as of March 31, 2023 were estimated using a Monte Carlo simulation model. The significant unobservable inputs for the Monte Carlo model include the stock price, exercise price, risk-free rate of return, time to expiration, and the volatility. An increase or decrease in the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

The Company calculated the estimated fair value of the warrant commitment liability and private warrants as of March 31, 2023 and December 31, 2022, respectively, using the following assumptions:

March 31, 2023
Stock price	$0.29
Exercise price	$11.50
Risk-free interest rate	3.60%
Time to expiration (years)	4.69
Expected volatility	106.67%
Fair value per warrant	$0.05

December 31, 2022
Stock price	$0.65
Exercise price	$11.50
Risk-free interest rate	3.96%
Time to expiration (years)	4.94
Expected volatility	70.70%
Fair value per warrant	$0.05

The following table presents changes in the Level 3 liabilities measured at fair value for the periods indicated (in thousands):

	March 31, 2023
	Warrant Commitment Liability	Warrant Liability
Balance (beginning of period)	$320	$247
Additions	—	—
Fair value measurement adjustments	9	2
Exercised	—	—
Balance (end of period)	$329	$249

During the three months ended March 31, 2023 and year ended December 31, 2022, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities that are measured at fair value.

Getaround, Inc.

Notes to Consolidated Financial Statements

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

In determining the fair value of the Mudrick Convertible Notes as of March 31, 2023, the Company used a market-based approach. The valuation method utilized a negotiated discount rate and a market yield rate which are unobservable inputs.

An increase or decrease in any of the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

The Company calculated the estimated fair value of the Mudrick Convertible Notes as of March 31, 2023 and December 31, 2022, respectively, using the following assumptions:

	March 31, 2023	December 31, 2022
	Mudrick Convertible Notes
Issuance date	12/8/2022	12/8/2022
Maturity date	12/8/2027	12/8/2027
Interest rate (PIK)	9.50%	9.50%
Expected volatility factor	100.50%	95.23%
Risk-free interest rate	3.60%	4.00%
Estimated market yield	30.00%	30.00%

The following table presents changes in the Level 3 convertible promissory notes measured at fair value for the periods indicated (in thousands):

March 31, 2023
Mudrick Convertible Notes
Balance (beginning of period)	$56,743
Additions	—
Fair value measurement adjustments	(2,920)
Exercised	—
Balance (end of period)	$53,823

4. Revenue

The following table presents the Company’s revenues disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2023	2022
Service revenue:
United States	$6,846	$7,949
Europe	4,353	4,258
Total service revenue	11,199	12,207

Lease revenue:
United States	$213	$239
Europe	108	49
Total lease revenue	321	288
Total Revenue	$11,520	$12,495

Getaround, Inc.

Notes to Consolidated Financial Statements

Contract Balances

Contract assets include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. The contract assets are reclassified to receivables when the rights become unconditional. The Company’s contract assets as of March 31, 2023 and December 31, 2022 in the amount of $0.3 million and $0.6 million, respectively, are included in prepaid expenses and other current assets on the consolidated balance sheets. The contract assets are typically invoiced within a month of recognition. The Company's contract assets as of January 1, 2023 and 2022 amounted to $0.6 million and $0.7 million, respectively.

As of December 31, 2022, Contract liabilities are recorded as deferred revenues and include payments received in advance of performance under the contract. Contract liabilities are realized when services are provided to the customer. Contract liabilities as of March 31, 2023 and December 31, 2022 in the amount of $1.5 million and $0.7 million, respectively, are reported as a component of current liabilities on the consolidated balance sheets. All opening amounts of the December 31, 2022 and 2021 contract liabilities were recognized during the periods ended March 31, 2023 and December 31, 2022, respectively. The Company's contract liabilities as of January 1, 2023 and 2022 amounted to $0.7 million and $0.3 million, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Insurance	1,455	713
Consulting	1,743	1,802
Subscriptions	844	694
Contract assets	258	601
Compensation	191	284
Sales taxes	223	284
Advertising services	680	116
Other	1,595	1,590
Prepaid Expenses and Other Current Assets	$6,989	$6,084

6. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Computer equipment	$1,072	$1,089
Vehicles and vehicle equipment	3,948	3,677
Office equipment and furniture	1,249	1,249
Leasehold improvements	11,786	11,530
Less: accumulated depreciation and amortization	(7,806)	(7,094)
Property and Equipment, Net	$10,249	$10,451

Total depreciation expense for the three months ended March 31, 2023 and 2022 was $0.6 million and $0.5 million, respectively.

Getaround, Inc.

Notes to Consolidated Financial Statements

7. Goodwill and Other Intangible Assets, Net

Other Intangibles Assets, Net

The following is a summary of the components of intangible assets and the related amortization expense (in thousands):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining life (years)
Developed technology	$11,581	$(9,071)	$2,510	1.0
Customer relationships	30,672	(24,992)	5,680	1.0
Trade names	319	(319)	—	—
Capitalized software costs - WIP	2,375	—	2,375	N/A
Total intangibles	$44,947	$(34,382)	$10,565	1.0

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining life (years)
Developed technology	$11,407	$(8,365)	$3,042	1.3
Customer relationships	31,124	(24,238)	6,886	1.3
Trade names	314	(314)	—	—
Capitalized software costs - WIP	1,100	—	1,100	N/A
Total intangibles	$43,945	$(32,917)	$11,028	1.2

For the three months ended March 31, 2023 and 2022, amortization expense amounted to $1.9 million and $2.2 million, respectively.

Expected future amortization expense for intangible assets as of March 31, 2023 is as follows (in thousands):

Year ended December 31,
2023	$5,670
2024	2,520
2025	—
2026	—
Thereafter	2,375
Total	$10,565

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

	March 31, 2022	December 31, 2022
Beginning Balance	$92,728	$122,805
Foreign currency translation	985	(6,808)
Impairment	—	(23,269)
Ending Balance	$93,713	$92,728

Getaround, Inc.

Notes to Consolidated Financial Statements

8. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Claims payable	$8,421	$9,511
Compensation	2,184	3,400
Professional services	4,559	4,162
Insurance	232	350
Vehicle Leases	320	665
Sales and other tax	16,110	16,192
Other	2,376	3,080
Other Accrued Liabilities	$34,202	$37,360

9. Notes Payable

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

In April 2018, the Company issued two convertible notes for a total amount of $1.5 million under the agreement noted above. These notes were considered to be the Initial Promotion Commitment Tranche of the Minimum Commitment Tranche of $3.5 million. At the same time, the Company made a cash payment of $0.6 million. The entire Minimum Commitment Tranche and cash payment was initially recorded as a prepaid balance for advertising services included within prepaid expenses and other current assets. As advertising services are provided by the media company, they are recorded against the prepaid balance. At the issuance of the convertible note, a debt discount of $49.0 thousand was recorded and will be amortized over the contractual life of the convertible note. During 2020 the debt discount was fully amortized and an expense of $33.0 thousand was recognized.

Within 18 months from the effective date, the Company is obligated to issue another $2.0 million in convertible notes and $0.5 million cash payment covering advertising services, the Additional Promotion Commitment Tranche. The Additional Promotion Commitment Tranche combined with the Initial Promotion Commitment Tranche comprise the total Minimum Commitment Tranche of $3.5 million. These notes will be issued with the same terms as the previously issued convertible notes. As there was a legal obligation to issue the convertible notes and cash payment related to the Additional Promotion Commitment Tranche, a convertible note payable and a corresponding prepaid balance for advertising services were recorded on issuance of the Initial Promotion Commitment Tranche.

Additionally, the Company is entitled to, but not obligated to, issue Notes totaling to $11.5 million in principal (Maximum Additional Promotion Commitment Amount) followed by an additional amount of at least 22.5% of that value in cash.

In June 2019, the Company issued another convertible note for a total amount of $1.5 million, in connection with the Minimum Commitment Tranche followed by an additional $0.5 million in cash. In July 2019, the Company issued an additional convertible note for a total amount of $0.4 million, in connection with the Minimum Commitment Tranche. As of March 31, 2023 and December 31, 2022, the Company had a remaining contractual debt balance of $99.0 thousand, related to the Minimum Commitment Tranche. As of March 31, 2023, the Company has used $3.3 million in advertising services.

Getaround, Inc.

Notes to Consolidated Financial Statements

In December 2019, in accordance with the original terms, convertible notes amounting to $1.1 million and the applicable $16.0 thousand of interest were converted into 112,718 shares of Company’s Series D Preferred Stock.

October 2020, in accordance with the original terms, convertible notes amounting to $2.0 million and the applicable $54.0 thousand of interest were converted into 528,195 shares of Company’s Series E Preferred Stock.

In connection with the Business Combination on December 8, 2022, in accordance with the original terms, convertible notes amounting to $0.4 million and the applicable $12.0 thousand of interest were first converted into 100,951 shares of Legacy Getaround’s Series E Preferred Stock, which in turn were exchanged for 32,329 shares of the Company’s common stock.

For the three months ended March 31, 2023 and 2022, $1.0 thousand of interest expense was recognized during both periods.

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

The Mudrick Convertible Notes are convertible at the option of the noteholders at any time until the close of business on the second scheduled trading day immediately before the maturity date. Conversions of the Mudrick Convertible Notes will be settled in shares of common stock.

The initial conversion rate of the Mudrick Convertible Notes is 86.96 shares of Getaround common stock per $1,000 principal amount of Mudrick Convertible Notes, which is equivalent to an initial conversion price of approximately $11.50 per share. The initial conversion price is subject to a downward adjustment to 115% of the average daily volume-weighted average trading price (“VWAP”) of Getaround common stock for the 90 trading days after the closing date, subject to a minimum conversion price of $9.21 per share. The conversion price is subject to further adjustments including adjustments in connection with certain issuances or deemed issuances of common stock at a price less than the then-effective conversion price, at any time prior to the close of business on the second scheduled trading day immediately before the maturity date of the Mudrick Convertible Notes.

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

In connection with the execution of the convertible note subscription agreement, the Company agreed to issue to the noteholders, within 100 trading days following the closing date, warrants in substantially the same form as previously issued public warrants, to purchase 2,800,000 shares of the Company’s common stock at an exercise price of $11.50 (Convertible NotesWarrants). The warrants will be exercisable for shares of the Company’s common stock having an aggregate value equal to $3.5 million, based upon a value of $1.25 per Convertible Notes Warrant. The value of the warrants will be adjusted upward or downward to reflect the VWAP reported by Bloomberg LP (subject to customary proportionate adjustments affecting the outstanding shares of the Company’s common stock) of the equivalent public warrants during the 90 trading days following the closing date, subject to a maximum upward or downward adjustment of $0.75 per Convertible Notes Warrant. As a result of the adjustment, the minimum and maximum number of Convertible Notes Warrants that the Company is obligated to issue is 1,750,000 and 7,000,000, respectively. The Company has the right to pay cash in lieu of issuing the Convertible Notes Warrants, provided that such cash amount will be equal to $3.5 million. As the Company has not issued the Convertible Notes Warrants as of March 31, 2023, the Company recorded a warrant commitment liability on the Company’s consolidated balance sheets. On May 4, 2023, the Company issued 7,000,000 warrants, (See Note 17 – Subsequent Events).

Getaround, Inc.

Notes to Consolidated Financial Statements

Additionally, 266,156 shares of common stock were issued to Mudrick entities as Equitable Adjustment Shares in pursuant to the convertible note subscription agreement. In exchange for the issuance of the Mudrick Convertible Notes and commitment to issue warrants, the Company agreed to pay a backstop fee of $5.2 million through a reduction of proceeds. The proceeds from the issuance of the Mudrick Convertible Notes and warrant commitment liability were $169.8 million.

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

On June 23, 2023 and July 7, 2023, the Company received written notices from U.S. Bank Trust Company, National Association, in its capacity as trustee under the indenture governing the Mudrick Convertible Notes, for its failure to comply with the covenant of timely filing the Annual report and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023. Refer to Note 17 – Subsequent Events for further discussion.

The Mudrick Convertible Notes were accounted for at fair value with changes in fair value being recognized under Convertible Promissory Note Fair Value Adjustment within the income statement (See Note 3 — Fair Value Measurements for a discussion of fair value accounting in connection with the Mudrick Convertible Notes).

The Company’s convertible notes payable balance was as follows (in thousands):

	March 31, 2023	December 31, 2022
iHeart Convertible Note	$99	$99
Mudrick Convertible Notes measured at fair value	53,823	56,743
Total Convertible Notes Payable	$53,922	$56,842

Notes Payable

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

During January 2021, the payment terms of the 1.5 million euros loan were amended to have a recurring quarterly payment of 75.0 thousand euros beginning September 2021 through June 2026. On July 13, 2021, the Company entered into a discussion to amend the PGE loan terms to defer first payments on 3.0 million euros of the loan due November 2021 to November 2022. Prior to the amendment, all 3.0 million euros of the loan principal was due in November 2021. The amendment to the payment terms of the PGE loan was made through two agreements. Effective August 3, 2021, the first agreement deferred a first payment, where the principal of 0.6 million euros was to be paid in full, from November 2021 to be paid in monthly installments of 12.0 thousand euros beginning December 2022 through November 2026 and added a 0.7% fixed interest rate. Effective October 1, 2021, the second agreement deferred a first payment, where the principal of 2.4 million euros was to be paid in full, from November 2021 to be paid in monthly installments of 49.0 thousand euros beginning November 2022 through November 2026 and added a 1.44% fixed interest rate.

During December 2022, the Company recognized 51.0 thousand euros, an additional guarantee commission loan expense to the French Government paid by the French lenders on the Company’s behalf, increasing the amount owed by the Company to the French lenders.

Getaround, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2023, 1.1 million euros, or $1.1 million was classified within short-term debt and the total remaining outstanding principal was 3.8 million euros, or $4.1 million. For the three months ended March 31, 2023 and 2022, 18.3 thousand euros and 13.9 thousand euros, or $19.8 thousand and $15.0 thousand of interest expense was recognized, respectively.

The Company’s notes payable balances were as follows (in thousands):

	March 31, 2023	December 31, 2022
PGE Loan	4,108	4,409
Total Notes Payable	4,108	4,409
Less: short-term portion of PGE Loan	(1,149)	(1,211)
Total Notes Payable, less current portion	$2,959	$3,198

The notes payable future principal payments as of March 31, 2023 are as follows (in thousands):

Year ended December 31,
2023	$865
2024	1,154
2025	1,160
2026	929
Thereafter	—
Total	$4,108

10. Leases

The Company leases corporate office facilities, short-term parking spaces and miscellaneous office equipment under operating lease agreements. The Company’s lease agreements have terms not exceeding eight years. As of March 31, 2023, the Company does not have any finance leases.

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

The components of lease expense and income for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$827	$828
Short-term lease costs	256	451
Variable lease costs(1)	217	203
Sublease income	(321)	(288)
Total Lease Costs	$979	$1,194

(1)
Variable lease cost primarily relates to common area maintenance and property taxes on leased real estate.

Getaround, Inc.

Notes to Consolidated Financial Statements

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

Other information related to leases for the periods indicated are as follows (in thousands):

Three Months Ended March 31, 2023
Operating cash flows used for lease liabilities	$1,003

The weighted average remaining lease term for our operating leases was 6.3 years, and the weighted average discount rate for the Company’s operating leases was 11.6%.

The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.

Future minimum payments under operating leases as of March 31, 2023, are as follows (in thousands):

Year ending December 31,
From April 1, 2023 to December 31, 2023	$3,065
2024	4,166
2025	4,263
2026	4,362
2027	4,463
Thereafter	6,692
Total undiscounted future cash flows	$27,011
Less: Imputed interest	(7,797)
Total	$19,214

11. Commitments and Contingencies

Commitments

As of March 31, 2023, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022.

Legal Proceedings

In addition to the litigation matters described below, from time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions that may be asserted against it that could have a material adverse effect on its business, reputation, results of operations or financial condition. Such litigation may include, but is not limited to, actions or claims relating to sensitive data, including its proprietary business information and intellectual property and that of its clients and personally identifiable information of its employees and contractors, cyber-attacks, data breaches and non‑compliance with its contractual or other legal obligations.

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

Getaround, Inc.

Notes to Consolidated Financial Statements

Kenareki Litigation

In 2020 the Company became involved in certain litigation filed by a former contractor of the Company alleging various Labor Code violations by the Company. The former contractor has asserted claims on a class wide basis and seeks to represent all California contractors and California non-exempt employees from July 2016 to the present. Based upon the Company’s investigation, the Company does not believe the plaintiff’s claims against the Company are valid, and in January of 2023 the parties reached a tentative settlement of this matter for an amount the Company does not consider to be material.

Dean Litigation

In October of 2019 two personal injury actions were filed in the San Francisco Superior Court against the Company related to a fatal accident in July of 2019 involving a car reserved through the Getaround platform, naming the driver, the vehicle owner and the Company as defendants (Dean v. Getaround, et al., San Francisco Superior Court Case No. CGC 19-579835; Dean v. Getaround, et al., San Francisco Superior Court Case No. CGC 19-580369). The Company and the plaintiffs have reached an agreement in principle to settle these matters for an aggregate amount that does not exceed the limits of the applicable insurance policies maintained by the Company.

Broadspire Litigation

On March 5, 2021, the Company filed a complaint against its former third-party insurance claims administrator, Broadspire Services, Inc. alleging negligence and breach of contract leading to losses suffered by the Company (Getaround v. Broadspire, San Francisco Superior Court Case No. CGC-21-590022). The defendant filed a cross-complaint for amounts allegedly owed by the Company for services rendered by Broadspire. The Court has set a trial date of January 22, 2024. Based upon our investigation, we do not believe Broadspire will recover on its claims against the Company in the cross-complaint and we intend to vigorously defend against such claims.

Garfield Litigation

In April of 2023, an action for attorneys’ fees and expenses was filed in the Court of Chancery for the State of Delaware against the Company (Garfield v. Getaround, Court of Chancery for the State of Delaware C.A. # 2023-0445-MTZ). The complaint alleges the plaintiff was a stockholder of InterPrivate II Acquisition Corp. (“IPVA”) who proposed certain amendments to IPVA’s certificate of incorporation, which, if implemented, would enable IPVA to avoid violating provisions of the Delaware General Corporation Law regarding corporate voting structures. The complaint further alleges such amendments were enacted in response to the plaintiff’s notice, and the plaintiff is therefore entitled to receive an award of attorneys’ fees and expenses from the Company as IPVA’s successor-in-interest, under the Court of Chancery's "corporate benefit" doctrine. The Company intends to continue to defend itself vigorously against this complaint.

As of March 31, 2023 and December 31, 2022, the Company had accrued $1.4 million related to various pending claims and legal actions. The Company does not believe that a material loss in excess of these accrued amounts is reasonably possible.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for certain losses suffered or incurred by the indemnified party. In some cases, the term of these indemnification agreements is perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future but have not yet been made.

The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that reduces the Company’s exposure and enables the Company to recover a portion of any future amounts paid. To date the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. No liability associated with such indemnifications has been recorded to date.

Getaround, Inc.

Notes to Consolidated Financial Statements

12. Income Taxes

The Company's effective tax rate from continuing operations was 0.7% for the three months ended March 31, 2023 and 0.8% for the three months ended March 31, 2022. The Company's full allowance in the United States and various other foreign jurisdictions caused the quarterly effective tax rate to be different from the U.S. federal statutory tax rate.

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of March 31, 2023 and March 31, 2022.

13. Stock-Based Compensation

Restricted Stock Units

Restricted stock units (RSUs) activity for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2022	3,450,792	$8.52
RSUs granted	660,000	0.28
RSUs vested	(279,575)	8.25
RSUs canceled	(214,841)	8.70
Balance, March 31, 2023	3,616,376	$7.02

Stock Options

Stock option activity for the three months ended March 31, 2023 (in thousands, except share amounts and per unit data) is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2022	5,134,332	$3.40	6.50	$61
Options granted	4,490,000	0.27	9.99	90
Options exercised	—	—	—	—
Options expired	(214,747)	3.62	—	—
Options forfeited	(68,014)	4.01	—	—
Balance, March 31, 2023	9,341,571	$1.87	8.55	$115
Vested and Exercisable, March 31, 2023	2,858,415	3.06	5.30	19
Vested and Exercisable and Expected to Vest, March 31, 2023	9,341,571	$1.87	8.55	$115

The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the estimated fair value of the Company’s common stock. The total intrinsic value for stock options exercised during the periods ended March 31, 2023 and 2022 was $0 and $6.0 thousand, respectively. The fair value of awards vested during the periods ended March 31, 2023 and 2022

Getaround, Inc.

Notes to Consolidated Financial Statements

was $1.5 million and $1.4 million, respectively. The weighted-average grant-date fair value of stock options granted during the periods ended March 31, 2023 and 2022 was $0.20 and $3.47, respectively.

The following table summarizes the weighted-average assumptions used in the valuation of stock options granted:

	Three Months Ended March 31,
	2023	2022
Expected volatility (%)	81.4%	75.3%
Risk-free interest rate (%)	3.6%	1.9%
Expected dividend yield	—	—
Expected term (years)	6.0	6.0

The Company recognized stock-based compensation expense related to stock options of $1.2 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively, which was included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Sales and marketing	$17	$273
Operations	190	273
Technology and product development	110	369
General and administrative	834	614
Total	$1,151	$1,529

As of March 31, 2023, there was $8.0 million of total unrecognized compensation cost related to unvested stock options granted under the plan that is expected to be recognized over a weighted-average period of 0.65 years.

The Company recognized stock-based compensation expense related to RSUs of $2.4 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively, which was included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Sales and marketing	$115	$62
Operations	629	71
Technology and product development	898	170
General and administrative	772	59
Total	$2,414	$362

As of March 31, 2023, there was $23.8 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.96 years.

Early Exercise of Nonvested Options

At the discretion of the board of directors, certain options may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liabilities are reclassified into equity as the awards vest. As of March 31, 2023 and December 31, 2022, there were no shares early-exercised stock options.

14. Warrants

Upon the closing of the Business Combination, Legacy Getaround’s common stock warrants and convertible redeemable preferred stock warrants were exercised for Legacy Getaround common stock and redeemable preferred common stock, respectively, and subsequently converted into Getaround common stock.

Getaround, Inc.

Notes to Consolidated Financial Statements

Please refer to the table below for detail of warrant liability by type of warrant (in thousands):

	March 31, 2023	December 31, 2022
Private warrants	$249	$247
Total	$249	$247

Number of outstanding warrants as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Private warrants	4,616,667	4,616,667
Public warrants	5,175,000	5,175,000

InterPrivate II Public and Private Warrants

Upon the Closing, there were 5,175,000 and 4,616,667 outstanding public and private warrants, respectively, to purchase shares of the Company’s common stock that were issued by InterPrivate II prior to the Business Combination. Each whole warrant entitles the registered holder to purchase one whole share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as discussed below, 30 days after the Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of common stock. The warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation. The Private Placement Warrants are identical to the public warrants, except that the Private Placement Warrants and the common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Business Combination. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor, one of InterPrivate II’s directors or any of its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

The Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders. If the Company calls the warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a cashless basis. In no event will the Company be required to net cash settle the warrant exercise. At March 31, 2023, outstanding public and private warrants were 5,175,000 and 4,616,667, respectively. The public warrants are equity-classified and private warrants are liability-classified.

15. Earnings (Loss) per Share

The following table provides the computation of net loss per share and weighted average shares of the Company’s common stock outstanding during the periods presented (in thousands, except share and per share amount):

	Three Months Ended March 31,
	2023	2022
Net loss	$(22,799)	$(28,745)
Basic and diluted weighted average common stock outstanding	92,308	22,351
Basic and diluted net loss per share	$(0.25)	$(1.29)

Since the Company was in a loss position for the period ended March 31, 2023 and 2022, basic net loss per share was the same as diluted net loss per share for the period presented.

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in whole shares):

Getaround, Inc.

Notes to Consolidated Financial Statements

	Three Months Ended March 31,
	2023	2022
Convertible redeemable preferred stock	—	40,244,807
Stock options and restricted stock units outstanding(1)	12,957,947	9,004,337
Warrants for convertible redeemable preferred stock	—	9,163,912
Warrants for common stock	—	113,483
Shares reserved for future award issuance	—	1,224,978
Private Warrants	4,616,667	—
Public Warrants	5,175,000	—
Shares for Mudrick Convertible Notes	15,218,000	—
Mudrick Note Warrants	7,000,000	—
Total	44,967,614	59,751,517

(1)
Balances are inclusive of the common stock options legally exercised in exchange of the nonrecourse promissory notes.

The Company has reserved shares for the 2022 Employee Stock Purchase Plan, however, there have been no employee contributions to such plan as of March 31, 2023. The Company also has shares reserved in connection with Earnout Shares under the Business Combination, however, as of March 31, 2023, none of the share-price targets were satisfied. The Company has shares reserved in connection with the 2022 Equity Incentive Plan, however, options considered for dilutive EPS are only those granted.

16. Segment and Geographical Area Information

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

As such, the Company has determined that it operates as one operating segment.

Geographical Area Information

The table below summarizes the Company’s long-lived assets, which are comprised of property, equipment and operating lease right-of-use assets, net of accumulated depreciation, by geographical area:

	March 31, 2023	December 31, 2022
United States	$21,599	$22,039
Europe	1,686	1,696
Total	$23,285	$23,735

(See Note 4 – Revenue for the Company’s revenues disaggregated by geography).

17. Subsequent Events

NYSE Non-Compliance

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

Getaround, Inc.

Notes to Consolidated Financial Statements

Acquisition of HyreCar

On May 16, 2023, the Company entered into a definitive agreement to acquire substantially all assets of California-based HyreCar, a premier gig carsharing marketplace, for total contractual consideration of $8.13 million, subject to customary adjustments. The HyreCar acquisition consideration will be comprised entirely of cash. Preliminarily, the transaction will be accounted for using the acquisition method of accounting, with the Company being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities of HyreCar will be recorded at their respective fair values as of the date of completion of the acquisition. The preliminary purchase price assessment remains an ongoing process and is subject to change for up to one year subsequent to the closing date of the acquisition.

Event of Default for Mudrick Convertible Notes

On June 23, 2023 and July 7, 2023, the Company received written notices from the U.S. Bank Trust Company, National Association, in its capacity as trustee under the indenture governing the Mudrick Convertible Notes, for its failure to timely file the Company’s Annual Report and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Q1 Quarterly Report”).

On August 22, 2023, the 60-day cure period for the reporting default with respect to the Annual Report expired, and on September 5, 2023, the 60-day cure period for the reporting default with respect to the Q1 Quarterly Report expired. In lieu of acceleration of the repayment obligation as a result of these events of default, the Company elected to pay additional interest on the notes commencing August 23, 2023, with respect to the Annual Report reporting default, and September 6, 2023, with respect to the Q1 Quarterly Report reporting default, at a rate per annum equal to (a) one quarter of one percent (0.25%) of the principal amount for the first ninety (90) days during which the event of default continues, and, thereafter, (b) one half of one percent (0.50%) of the principal amount for the ninety first (91st) through the one hundred and eightieth (180th) day during which the event of default continues, provided, however, that in no event will any such special interest accrue on any day at a combined rate per annum that exceeds one half of one percent (0.50%). Following such elections, the convertible notes will be subject to acceleration from, and including, the one hundred and eighty first (181st) calendar day on which such event of default has occurred and is continuing or if the Company fails to pay any accrued and unpaid special interest when due. Special interest will cease to accrue from, and including, the earlier of (x) the date such event of default is cured or waived and (y) such one hundred and eighty first (181st) calendar day.

Promissory Note with Mudrick Capital Management

On August 7, 2023 the Company entered into a promissory note (the “Bridge Note”) with Mudrick Capital Management for an aggregate principal amount of $3 million to provide additional capital to the Company. The Bridge Note had a maturity date of September 7, 2023 and bore an interest rate of 15% per annum compounded daily. If the principal and accrued interest under the Bridge Note is repaid in cash, a principal repayment premium of 100% applies.

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

The Company may prepay the Bridge Note at any time prior to its maturity date, and subject to the following exception, must prepay the balance of the Note with (a) 50% of the net proceeds received prior to, and 100% of the net proceeds received on or after, January 31, 2024 from issuances of the Company’s capital stock (excluding intra-company issuances) or issuances of Company debt by the Company or any of its subsidiaries, and (b) 100% of the net proceeds of any sale, or similar disposition, of the Company or any of its subsidiaries. The mandatory prepayments set forth above do not apply to the first $10.0 million of net proceeds received by the Company.

Getaround, Inc.

Notes to Consolidated Financial Statements

On December 11, 2023 the Company and the Purchaser amended and restated the super priority note in an aggregate amount of $15,050,685 entered into by such parties on September 8, 2023 to reflect an increased aggregate principal amount of $18,635,500, which is comprised of the original $15,040,685 principal amount, $594,815 in accrued interest as of December 11, 2023, and an additional principal amount of $3,000,000 to provide additional capital to the Company (the "Amended and Restated Note"). The Amended and Restated Note accrues interest monthly beginning on December 11, 2023, at a rate of 15.00% per annum, which interest rate, upon the occurrence, and during the continuation, of an Event of Default, will be increased by 2.00%. The Amended and Restated Note was issued pursuant to a subscription agreement dated September 8, 2023, and an incremental subscription agreement dated December 11, 2023, in each case by and between the Purchaser and the Company.

The Amended and Restated Note will mature on August 7, 2024, at which time 108% of the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased. The Amended and Restated Note is a senior secured obligation of the Company, guaranteed by certain of its subsidiaries and secured by collateral consisting of substantially all of the assets of the Company and its subsidiary guarantors.

The Company may prepay the Amended and Restated Note at any time prior to its maturity date, and subject to the following exception, must prepay the balance of the Note with (a) 50% of the net proceeds received prior to, and 100% of the net proceeds received on or after, January 31, 2024 from issuances of the Company’s capital stock (excluding intra-company issuances) or issuances of Company debt by the Company or any of its subsidiaries, and (b) 100% of the net proceeds of any sale, or similar disposition, of the Company or any of its subsidiaries. The mandatory prepayments set forth above do not apply to the first $10.0 million of net proceeds received by the Company.

Lease Agreement for Company Headquarters in San Francisco, California

The Company has not paid the lease payments due in October, November and December of 2023 in accordance with the lease agreement for the Company's headquarters in San Francisco, California. On October 19, 2023, subsequent to delivering a Lease Termination Offer to the landlord, $3.6 million in restricted cash was released to the landlord in response to the landlord's request pursuant to an irrevocable letter of credit provided to the landlord in connection with the lease agreement, The Company has adopted a "remote first" work policy in the spring of 2020, and does not rely on the headquarters facility for any material part of its operations.

There have been no other events or transactions that occurred subsequently that require recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our consolidated financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “us,” the “Company” or “Getaround” refer to the business and operations of Getaround, Inc., a Delaware corporation ("Legacy Getaround") prior to the Closing of the 2022 Business Combination, and to the business and operations of Getaround following the Closing.

Overview

Getaround is a global carsharing marketplace, powered by proprietary technology designed to make sharing cars simple, digital, on-demand, and automated. We reimagined the traditional car ownership model by empowering consumers, whom we refer to as our guests, to instantly and conveniently access safe, affordable and desirable cars they need while providing earnings potential to car owners who supply them, whom we refer to as our hosts. Our marketplace is designed to allow for a fully digital and contactless experience, without guests needing to wait in line at a car rental facility, manually fill out any paperwork, or meet anyone in person to exchange keys. Since launching in 2011, we have been focused on building and innovating our digital carsharing marketplace in the United States and internationally. As of March 31, 2023, our platform supports approximately 1.8 million unique guests and has approximately 68,000 active cars in more than 1,000 cities across 8 countries worldwide, including in the United States and across Europe.

We believe booking and sharing cars should be a frictionless and hassle-free experience. Our proprietary cloud-based platform, which we call the Getaround Connect Cloud Platform, creates a digital experience that makes it easy for guests to find cars nearby, and for hosts to share their cars with guests, in both high and low population-density geographies. To date, we have facilitated approximately 7.0 million carsharing trips and our hosts have earned more than $440.0 million via our marketplace, leading the digital transformation of carsharing with 20 times as many connected cars on our network as compared to our closest competitor as of 2022, according to our estimates.

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

Recent Developments

Acquisition of HyreCar. On May 16, 2023, the Company entered into a definitive agreement to acquire California-based HyreCar, a premier gig carsharing marketplace, for total consideration of $8.13 million, subject to customary adjustments. The transaction is anticipated to bolster the Company’s leadership position in gig carsharing, while leveraging its technology and platform to enable further scale. The Company believes the acquired assets will include the most synergistic and accretive portions of HyreCar’s business, including access to thousands of cars and tens of thousands of gig drivers in a quickly-growing segment of carsharing.

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

Our Total Revenues are presented net of incentives and refunds. Please refer to Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for additional details on our revenue recognition policy.

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

Sales and Marketing

Sales and marketing expenses consist primarily of online digital advertising, brand advertising, out of home and outdoor advertising, market research, agency costs, trade shows and other events, public relations, and compensation and related personnel costs of our sales force and marketing teams. We expect that our sales and marketing expense will vary from period to period as a percentage of net revenue for the foreseeable future.

Operations and Support

Operations and support expense primarily consists of trip support costs, compensation and related expenses of operations personnel, driver’s license and identity checks, parking space lease expense, onboarding expenses and other operating costs. Trip support costs consist of auto insurance, insurance claims support and customer relations costs.

We expect that our operations and support costs will continue to increase for the foreseeable future to the extent that we continue to see growth in our key business metrics. Operations and support expenses may vary as a percentage of Total Revenues from year to year.

Technology and Product Development

Technology and product development expenses consist primarily of prototypes, product testing and testing equipment, and compensation and related personnel costs associated with the development, testing and maintenance of our software, hardware, and user experience. We expect that our technology and product development expenses will vary from period to period as a percentage of Total Revenues for the foreseeable future.

General and Administrative

General and administrative expenses consist primarily of office space and facilities, non-auto insurance, professional services, business tools and subscriptions, bad debt and compensation and related personnel costs of our administrative teams. We expect that we will incur additional general and administrative expenses as a result of operating as a public company. We expect that our general and administrative expenses will vary as a percentage of Total Revenues from period to period over the short term and decrease as a percentage of Total Revenues over the long term.

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

Convertible Promissory Note and Securities Fair Value Adjustment

Certain debt instruments issued by Getaround are carried at fair value on our balance sheet. Changes in fair value of those instruments are captured in our results of operation. Convertible promissory note and securities fair value adjustment consists of unrealized gains and losses as a result of marking our convertible promissory notes to fair market value at the end of each reporting period. We will continue to recognize changes in the fair value of such instruments until each respective instrument is exercised, repaid, or qualifies for equity classification. For additional information on securities carried at fair value and fair value measurement please refer to Note 3 - Fair Value Measurement to our consolidated financial statements included herein.

Warrant Liability Fair Value Adjustment

Certain warrants issued by Getaround are deemed to be a liability for accounting purposes and are therefore carried at fair value on our balance sheet. Changes in the fair value of those liabilities are captured in our results of operations. Warrant liability fair value adjustment consists of unrealized gains and losses as a result of marking our liability classified warrants to fair market value at the end of each reporting period. We will continue to recognize changes in the fair value of such warrants until each respective warrant is exercised, expired, or qualifies for equity classification. For additional information on securities carried at fair value and fair value measurement please refer to Note 3 – Fair Value Measurement to our consolidated financial statements included herein.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table summarizes our consolidated statements of operations and comprehensive loss for each of the periods presented:

(In thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Service revenue	$11,199	$12,207
Lease revenue	321	288
Total Revenues	$11,520	$12,495
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Service	$1,345	$975
Lease	39	23
Sales and marketing	3,640	6,964
Operations and support	12,102	11,051
Technology and product development	3,839	4,171
General and administrative	14,368	13,091
Depreciation and amortization	2,482	2,709
Total Operating Expenses	$37,815	$38,984
Loss from Operations	$(26,295)	$(26,489)
Other Income (Expense)
Convertible promissory note fair value adjustment	2,920	(827)
Warrant fair value adjustment	(11)	831
Interest income (expense), net	206	(2,613)
Other income, net	210	129
Total Other Income (Expense)	$3,325	$(2,480)
Loss, before benefit for income taxes	(22,970)	(28,969)
Income Tax Benefit	(171)	(224)
Net Loss	$(22,799)	$(28,745)
Foreign Currency Translation (Loss) Gain	821	(2,489)
Comprehensive Loss	$(21,978)	$(31,234)

The following table sets forth the components of our consolidated statements of operations and comprehensive loss for each of the periods presented as a percentage of Total Revenues:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Service revenue	97%	98%
Lease revenue	3%	2%
Total Revenue	100%	100%
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Service	12%	8%
Lease	0%	0%
Sales and marketing	32%	56%
Operations and support	105%	88%
Technology and product development	33%	33%
General and administrative	125%	105%
Depreciation and amortization	22%	22%
Total Operating Expenses	328%	312%
Loss from Operations	(228)%	(212)%
Other Income (Expense)
Convertible promissory note fair value adjustment	25%	(7)%
Warrant fair value adjustment	0%	7%
Interest income (expense), net	2%	(21)%
Other income, net	2%	1%
Total Other Income (Expense)	29%	(20)%
Loss, before benefit for income taxes	(199)%	(232)%
Income Tax Benefit	(1)%	(2)%
Net Loss	(198)%	(230)%
Foreign Currency Translation (Loss) Gain	7%	(20)%
Comprehensive Loss	(191)%	(250)%

Total Revenues

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Service revenue	$11,199	$12,207	$(1,008)	(8)%
Lease revenue	321	288	33	11%
Total revenue	$11,520	$12,495	$(975)	(8)%

For the three months ended March 31, 2023, the Company’s total revenues decreased by $1.0 million, or 8%, compared to the three months ended March 31, 2022. This decrease was primarily driven by a $0.3 million increase in incentives to attract new customers onto the marketplace, a contra-revenue component of our Service revenue, combined with the fluctuations in the U.S. dollar compared to the Euro which unfavorably impacted our total revenues by $0.2 million. Additionally, in December 2022 we deployed a new version of our Getaround Trust Score - a proprietary next-generation artificial intelligence (AI) risk and pricing optimization model aimed to improve the safety and economics of our marketplace. Getaround TrustScore combines machine learning with over a decade of data from trips taken on our platform to provide optimized pricing and security deposits for each carsharing trip. With Getaround TrustScore, we expect to be able to more accurately price risk on trips, provide upfront transparency for what guests should expect to pay while reducing insurance costs. Using this next-generation AI system we expect that insurance and claims costs may be reduced by up to 50% with only a temporary and disproportionately smaller negative impact on our total revenues.

Service revenue decreased by $1.0 million, or 8%, driven primarily by a $0.3 million increase in incentives to attract new customers onto the marketplace, a contra-revenue component of our Service revenue, combined with the fluctuations in the U.S. dollar compared to the Euro which unfavorably impacted our Service revenue by $0.2 million. The release of TrustScore resulted in an overall reduction of rented hours and a corresponding reduction in Service revenue. We expect that this reduction will be more than offset by a reduction in the claims cost in the coming period. Additionally, fluctuations in the U.S. dollar compared to the Euro unfavorably impacted our Service revenues by $0.2 million.

Lease revenue increased by $0.1 million, or 11%, primarily due to Hosts’ greater utilization of parking locations within our marketplace of parking providers, which increased the overall number of parking spaces generating Lease revenue.

Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Service	$1,345	$975	$370	38%
Lease	39	23	16	70%
Total cost of revenue	$1,384	$998	$386	39%
Percentage of total revenues	12%	8%

Total cost of revenue (exclusive of depreciation and amortization) increased $0.4 million, or 39%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Cost of revenue varies with both the price and number of the transactions, which impact transaction processing fees, as well as with overall platform traffic, including research and development activities, on our platform that impacts the hosting charges.

Sales and Marketing

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Sales and marketing	$3,640	$6,964	$(3,324)	(48)%
Percentage of total revenues	32%	56%

Sales and marketing expense decreased $3.3 million, or 48% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease was primarily attributable to a $2.5 million decrease in advertising and related expenses pursuant to our cost control oriented operating strategy, as well as $0.8 million decrease in compensation expense as we shift our focus from growth to improvement of unit economics within the existing platform user base.

Operations and Support

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Operations and support	$12,102	$11,051	$1,051	10%
Percentage of total revenues	105%	88%

Operations and support expenses increased $1.1 million, or 10%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily attributable to a $1.3 million increase in compensation expense, inclusive of $0.5 million increase in stock-based compensation, offset by a $0.2 million decrease in insurance and claims costs as we continue our focus on improvement of our unit economics. We expect further reduction in insurance and claims cost in the coming reporting periods, as we continue to refine the learnings from our recently launched Getaround TrustScore, a proprietary next-generation artificial intelligence risk and pricing optimization model aimed to improve the safety and economics of our marketplace.

Technology and Product Development

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Technology and product development	$3,839	$4,171	$(332)	(8)%
Percentage of total revenues	33%	33%

Technology and product development costs decreased $0.3 million, or 8%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was driven by an increase in compensation expense, mainly due to the $0.5 million increase in stock-based compensation.

General and Administrative

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2023	2022	$	%
General and administrative	$14,368	$13,091	$1,277	10%
Percentage of total revenues	125%	105%

General and administrative expenses increased $1.3 million, or 10%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was largely attributable to a $1.7 million increase in compensation and related expense, inclusive of $0.9 million increase in stock-based compensation, and $0.5 million increase in excess and directors and officers insurance cost. The increase was partially offset by $0.4 million decrease in legal professional services and $0.4 million decrease in recruiting costs as we reached our hiring targets.

Depreciation and Amortization

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Depreciation and amortization	$2,482	$2,709	$(227)	(8)%
Percentage of total revenues	22%	22%

Depreciation and amortization expense decreased by $0.2 million, or 8%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease is largely attributable to the decrease in value of the Euro as compared to the U.S. Dollar.

Convertible Promissory Note and Securities Fair Value Adjustment

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Convertible promissory note fair value adjustment	$2,920	$(827)	$3,747	(453)%
Percentage of total revenues	25%	(7)%

We have elected to carry some of our convertible debt at fair value, and continue to do so, which, at times, subjects such debt to significant fair value fluctuations. The convertible promissory note and securities fair value adjustment changed by $3.7 million, or 453%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, following the change in the fair value of the outstanding convertible promissory notes and securities. Please refer to Note 3 - Fair Value Measurements to our consolidated financial statements included elsewhere in this document for additional details on fair valuation of underlying securities.

Warrant Liability Fair Value Adjustment

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Warrant fair value adjustment	$(11)	$831	$(842)	(101)%
Percentage of total revenues	(0)%	7%

Warrant liability fair value adjustment changed by $0.8 million, or 101%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Change in fair value of the warrant liability fluctuates with the changes in the fair value of the underlying securities. Please refer to Note 3 – Fair Value Measurements to our consolidated financial statements included in this document for additional details on fair valuation of underlying warrants.

Interest Income (Expense), Net

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Interest income (expense), net	$206	$(2,613)	$2,819	(108)%
Percentage of total revenues	2%	(21)%

Interest income (expense), net, changed by $2.8 million, or 108%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The change was primarily driven by a decrease in our long-term debt carried at cost. There was $75.0 million in notes payable issued in October of 2021 that resulted in net interest expense being recognized during the three months ended March 31, 2022. This debt was paid off in connection with the Business Combination in December 2022.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Other income, net	$210	$129	$81	63%
Percentage of total revenues	2%	1%

Other income (expense), net changed by $0.1 million, or 63%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The change was primarily a result of a change in realized and unrealized foreign currency exchange gains and losses, and a mix of miscellaneous expenses unrelated to our core operations.

Income Tax Benefit

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2023	2022	$	%
Income tax benefit	$(171)	$(224)	$53	(24)%
Percentage of total revenues	(1)%	(2)%

Income tax benefit decreased by $0.1 million, or 24%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The change is primarily attributable to our international operations.

Segment and Geographical Results of Operations

We view and operate our business as one operating segment. Refer to Note 16 — Segment and Geographical Area Information to our consolidated financial statements included elsewhere in this report for additional details on this determination.

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

	Three Months Ended March 31,
(In thousands)	2023	2022
Gross Booking Value	$31,914	$32,179

For the three months ended March 31, 2023, GBV amounted to $31.9 million, a decrease of $0.5 million, or 1%, from the year prior, primarily attributable to the impact of Trust Score and further aided by the unfavorable impact from fluctuations in the U.S. dollar compared to the Euro, as discussed elsewhere in this document.

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

	Three Months Ended March 31,
(In thousands)	2023	2022
Trips	196	194

For the three months ended March 31, 2023, we facilitated 196 thousand Trips, an increase of two thousand or 1% from the 194 thousand Trips during the year prior. The overall increase in Trips is largely attributable to the repeated rentals by the existing customer base. We believe that the positive pricing and trust and safety impact of our improved artificial intelligence driven risk and pricing optimization model, the Getaround Trust Score, has empowered our most trusted users to increase the frequency of renting on our platform.

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

The following tables present a reconciliation of NMV from the most comparable GAAP measure, Service Revenues, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2023	2022
Service Revenues	$11,199	$12,207
Plus: EU insurance share[1]	4,308	3,943
Net Marketplace Value	$15,507	$16,150

(1)
Represents the amount of insurance fees charged through the Getaround platform in Europe that are not recognized as revenue.

For three months ended March 31, 2023, NMV amounted to $15.5 million, a decrease of $0.6 million, or 4%, from the $16.1 million for the year prior. The change was primarily driven by a $1.0 million decrease in Service revenue, including decrease due to the unfavorable fluctuations in the U.S. dollar compared to the Euro discussed elsewhere in this document, partially offset by a $0.4 million increase in the sale of European insurance.

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

The following tables present a reconciliation of Trip Contribution Profit from the most comparable GAAP measure, gross profit from Service revenue, for the periods presented:

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022
Gross profit from Service revenue	$9,033	$10,468
Gross margin from Service revenue	81%	86%

Plus: Cost of Service revenue, amortization and depreciation	821	764
Less: Trip support costs	(4,975)	(5,119)

Trip Contribution Profit	4,879	6,113
Trip Contribution Margin	44%	50%

Our gross profit from Service revenue is calculated as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022
Service revenue	$11,199	$12,207
Less: Cost of Service revenue, net of amortization and depreciation	(1,345)	(975)
Less: Cost of Service revenue, amortization and depreciation	(821)	(764)

Gross profit from Service revenue	$9,033	$10,468
Gross margin from Service revenue	81%	86%

For the three months ended March 31, 2023, Trip contribution profit amounted to $4.9 million, a decrease of $1.2 million, or 20%, from the year prior. The change is largely attributable to a $1.0 million decrease in Service revenue.

For the three months ended March 31, 2023, our Trip Contribution Margin was 44%, a reduction from our Trip Contribution Margin of 50% in for the same period in the year prior. The reduction in our Trip Contribution Margin is largely attributable to a reduction in Service revenue that was not immediately mitigated by a reduction in trip support costs within the same reporting period. We expect further improvement in our Trip Contribution Margin in the coming reporting periods, as we continue to refine the learnings from our recently launched Getaround TrustScore, a proprietary next-generation artificial intelligence risk and pricing optimization model aimed to improve the safety and economics of our marketplace. We also expect that the Getaround TrustScore model will further reduce our Trip support costs.

Adjusted EBITDA

We define Adjusted EBITDA as net income adjusted for: (i) fair value adjustment of instruments carried at fair value; (ii) interest income (expense) and other income (expense); (iii) income tax provision; (iv) depreciation and amortization; (v) stock-based compensation expense; (vi) contingent compensation; and (vii) certain expenses determined to be incurred outside of the regular course of business which include: certain legal settlements and business combination-related legal fees, and investments in preparation of going public, initial implementation projects and transaction costs associated with proposed business combinations that are not subject to deferral. Adjusted EBITDA is a key performance measure that we use to assess operating performance and operating leverage of our business. As Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. Accordingly, we believe that Adjusted EBITDA provides useful to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. The items excluded from our Adjusted EBITDA calculation are either non-cash in nature, or not driven by core results of recurring operations and therefore not predictable or recurring, rendering comparisons with prior periods and competitors less meaningful.

The following tables present a reconciliation of Adjusted EBITDA from the most comparable GAAP measure, Net Loss, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net Loss	$(22,799)	$(28,745)
Plus: warrant liability, convertible promissory note and securities fair value adjustment	(2,909)	(4)
Plus: interest and other income (expense), net	(416)	2,484
Minus: income tax provision	(171)	(224)
Plus: depreciation and amortization	2,482	2,709
Plus: stock-based compensation	3,565	1,891
Plus: contingent compensation(1)	—	233
Plus: expense not incurred in the regular course of business	392	598
Adjusted EBITDA	(19,856)	(21,058)
(1)
Represents retention-based compensation related to a 2019 acquisition

For the three months ended March 31, 2023, Adjusted EBITDA was a loss of $19.9 million, a favorable change by $1.2 million, or 6%, from the loss of $21.1 million from the comparable period in the year prior, driven primarily by reduction in marketing expenses.

Liquidity and Capital Resources

Our principal sources of liquidity have historically consisted of cash generated from our financing activities. As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents of $40.9 million, exclusive of restricted cash of $3.6 million. Cash and cash equivalents consisted of institutional money market funds, and similar instruments that have an original maturity date of less than three months and are readily convertible into known amounts of cash. Restricted cash consists of letters of credit collateralizing lease agreements.

As noted above, Legacy Getaround consummated the Business Combination with InterPrivate II on December 8, 2022. Redemptions of Class A Common Stock prior to the 2022 Business Combination significantly reduced the proceeds from the transaction and resulted in the Company having insufficient capital to fund its business operations and continue as a going concern within at least one year from the transaction date. As a result, we have sought, and expect to continue to seek additional sources of capital in the near term.

We have incurred cumulative losses from inception through March 31, 2023 and expect to incur additional losses for the foreseeable future. Our ability to fund our operations and capital expenditures beyond our current cash, cash equivalents and marketable securities resources will depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to develop and promote our platform, as well as to grow our marketplace globally. Our future capital requirements depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges, or unforeseen circumstances, or for other reasons. As a result, we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after the date the financial statements are issued.

Cash Flows

The following tables presents the summary cash flow information for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(21,576)	$(20,374)
Investing activities	(1,651)	(1,146)
Financing activities	(363)	(62)
Net (decrease) increase in cash	(23,590)	(21,582)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	232	(405)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(23,358)	$(21,987)

Operating Activities

During the three months ended March 31, 2023 and 2022, cash flows used in operating activities were $21.6 million and $20.4 million, respectively. Comparability of operating cash flows between comparable periods was impacted by changes in working capital primarily driven by following factors: (i) sales volumes and timing of collections, (ii) volume of purchases and timing of payments, (iii) timing and volume of payments related to the cash portion of the contingent compensation liability incurred in connection with the 2019 Acquisition, and (iv) fluctuations in liability from obligation to remit insurance fees collected on behalf of an insurance company in Europe due to the timing of payments.

Investing Activities

During the three months ended March 31, 2023, cash flows used in investing activities amounted to $1.7 million, consisting of $0.4 million in purchases of property and equipment and $1.3 million in capitalized software.

Net cash used in investing activities during the three months ended March 31, 2022 amounted to $1.1 million, consisting of $1.1 million in purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $0.4 million during the three months ended March 31, 2023, consisting of $0.4 million repayment of the PGE Loan.

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2022, primarily consisting of $84.0 thousand repayment of the PGE Loan partially offset by $22.0 thousand in proceeds from the exercise of common stock options.

Contractual Obligations and Commitment

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Below is a table that shows our contractual obligations as of March 31, 2023:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long Term Debt(1)	$179,104	$861	$2,314	$175,929	$—
Operating Lease(2)	27,011	3,065	8,429	8,825	6,692
Total Contractual Obligations	$206,115	$3,926	$10,743	$184,754	$6,692

(1)
Refer to Note 9 - Notes Payable of this report for further details regarding our long-term debt obligations.
(2)
Refer to Note 10 - Leases of this report for further details regarding our operating lease obligations.

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

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures of contingencies at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis. Estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

We deem our critical accounting policies and estimates to be as follows: Business combination accounting (see Note 1 - Nature of Business and Basis of Presentation); Revenue Recognition under ASC 606 - Revenue from contracts with customers; Stock-Based Compensation under ASC 718 - Compensation—Stock Compensation; Costs and expenses; and Goodwill and other intangible assets under ASC 350 Intangibles—Goodwill and Other. For a description of our significant accounting policies (See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report).

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

Company Valuation and Fair Value Calculation of Convertible Redeemable Preferred Stock Warrants & Common Stock Warrant Liability, and Convertible Promissory Notes

In the absence of a public trading market, prior to the closing of the 2022 Business Combination the fair value of our common stock was determined by the Getaround Board. The Getaround Board considers numerous objective and subjective factors to determine the fair value of our common stock at each meeting in which awards are approved. The factors considered include, but are not limited to:

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

In determining the fair value of the Mudrick Convertible Notes, the Company used a Monte Carlo simulation or a scenario-based method. The valuation method utilized implied negotiated discount rates and market yield factors that are unobservable inputs.

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

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements (See Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included our Annual form 10-K).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on November 16, 2023.

Item 4. Controls and Procedures

There have been no material changes in our controls and procedures as compared to the disclosures in Part II, Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on November 16, 2023.

PART II - Other information

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Note 11: Commitments and Contingencies” of the notes to the condensed consolidated financial statements in this Form 10-Q.

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, under the section entitled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. You should carefully consider the Risk Factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The occurrence of one or more of the events or circumstances described in the “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to realize the anticipated benefits of the Business Combination and may harm our business.

There have been no material changes to the Risk Factors described in Part I. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Common Stock

Settlement Shares. On March 28, 2023, the Company’s board of directors approved the issuance of up to an aggregate of 825,000 shares of its common stock to certain former Legacy Getaround convertible promissory note holders in exchange for such holders releasing the Company from liability in connection with the registration for resale of certain shares of common stock received in connection with the Business Combination. In August 2023, the Company issued an aggregate of 86,300 shares to the holders who entered into settlement agreements and releases with the Company in reliance upon the exemption from registration set forth under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Advertising Agreement with Media Company. On April 26, 2021, the Company entered into an advertising agreement (the “Letter Agreement”) with a media company whereby the Company would purchase advertising services from the media company by December 31, 2022 (the “Purchase Expiration Date”). On January 17, 2023, the Company and the media company agreed to extend the Purchase Expiration Date to December 31, 2023, in exchange for the issuance of up to 536,666 shares of the Company’s common stock (the “Additional Issuance”) to a subsidiary of the media company (the “Amendment to the Side Letter”). On March 28, 2023, the Company’s board of directors ratified the Amendment to the Side Letter and approved the Additional Issuance to the subsidiary of the media company. The Company issued the Additional Issuance shares in August 2023 in reliance upon the exemption from registration set forth under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of Getaround, Inc. for the quarter ended March 31, 2023, formatted in inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GETAROUND, INC.

Date: December 15, 2023	/s/ Sam Zaid
Name: Sam Zaid
Title: Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2023	/s/ Tom Alderman

Name: Tom Alderman
Title: Chief Financial Officer (Principal Financial Officer)