Form 10-Q
period 2023-06-30
Getaround, Inc
filed 2023-12-15
CIK 1839608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q (this “report”) may constitute “forward-looking statements” for purposes of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

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

• our ability to fulfill our mission, including achieving our goals of reducing pollution and emissions, creating income generating opportunities available to underrepresented communities and facilitating mobility alternatives;

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the effect of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward looking statements.

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

Getaround, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$24,658	$64,294
Restricted cash	3,600	3,600
Accounts receivable, net	388	533
Prepaid expenses and other current assets	8,296	6,084
Total Current Assets	$36,942	$74,511
Property and equipment, net	9,723	10,451
Operating lease right-of-use assets, net	12,747	13,284
Goodwill	94,073	92,728
Intangible assets, net	18,203	11,028
Deferred tax assets	—	46
Other assets	3,803	3,371
Total Assets	$175,491	$205,419
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$7,497	$3,652
Accrued host payments and insurance fees	19,508	11,780
Operating lease liabilities, current	2,091	1,923
Notes payable, current	1,147	1,211
Warrant commitment liability	—	320
Other accrued liabilities	42,615	37,360
Deferred revenue	2,774	698
Total Current Liabilities	$75,632	$56,944
Notes Payable	2,661	3,198
Convertible notes payable ($56,067 and $56,743 measured at fair value, respectively)	56,166	56,842
Operating lease liabilities (net of current portion)	16,639	17,715
Deferred tax liabilities	557	973
Warrant liability	113	247
Total Liabilities	$151,768	$135,919
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 92,127,253 and 92,085,974 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	$9	$9
Additional paid-in capital	852,944	845,888
Stockholder notes	(8,284)	(8,284)
Accumulated deficit	(815,077)	(762,009)
Accumulated other comprehensive loss	(5,869)	(6,104)
Total Stockholders’ Equity	$23,723	$69,500
Total Liabilities and Stockholders’ Equity	$175,491	$205,419

See accompanying notes to condensed consolidated financial statements.

Getaround, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service revenue	$18,224	$15,405	$29,423	$27,612
Lease revenue	396	387	717	675
Total Revenues	$18,620	$15,792	$30,140	$28,287

Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Service	$1,730	$1,340	$3,075	$2,315
Lease	36	34	75	57
Sales and marketing	7,728	9,195	11,368	16,159
Operations and support	16,024	14,090	28,126	25,141
Technology and product development	4,291	4,538	8,130	8,709
General and administrative	14,194	14,494	28,562	27,585
Depreciation and amortization	3,297	2,639	5,779	5,348
Total Operating Expenses	$47,300	$46,330	$85,115	$85,314
Loss from Operations	$(28,680)	$(30,538)	$(54,975)	$(57,027)
Other Income (Expense)
Convertible promissory note fair value adjustment	(2,244)	2,583	676	1,756
Warrant fair value adjustment	184	(9,548)	173	(8,717)
Interest income (expense), net	78	(2,630)	284	(5,243)
Other income (expense), net	185	557	395	686
Total Other Income (Expense)	$(1,797)	$(9,038)	$1,528	$(11,518)
Loss, before Benefit for Income Taxes	$(30,477)	$(39,576)	$(53,447)	$(68,545)
Income Tax Benefit	(208)	(157)	(379)	(381)
Net Loss	$(30,269)	$(39,419)	$(53,068)	$(68,164)
Foreign Currency Translation (Loss) Gain	(586)	(9,017)	235	(11,506)
Comprehensive Loss	$(30,855)	$(48,436)	$(52,833)	$(79,670)

Net Loss Per Share Attributable to Stockholders (Note 15):
Basic	(0.33)	(1.75)	(0.57)	(3.04)
Diluted	(0.33)	(1.75)	(0.57)	(3.04)
Weighted average shares outstanding (Basic and Diluted)	92,608	22,510	92,461	22,431

See accompanying notes to condensed consolidated financial statements

Getaround, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

(in thousands, except share data)

	Mezzanine Equity		Stockholders’ Deficit
							Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Treasury Stock	Stockholder Notes	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance, December 31, 2021	40,182,816	$410,368	25,536,563	$1	$(661)	$(14,478)	$237,578	$(625,944)	$2,283	$(401,221)
Stock option exercises	—	—	34,552	—	—	—	60	—	—	60
RSU vested	—	—	221,054	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,670	—	—	3,670
Exercise of Series E-3 Preferred stock warrant into 79,704 Series E-3 convertible preferred stock	79,704	408	—	—	—	—	—	—	—	—
Common stock issued to extinguish the outstanding contingent compensation liability	—	—	935,005	—	—	—	4,642	—	—	4,642
Foreign currency translation loss	—	—	—	—	—	—	—	—	(11,506)	(11,506)
Net loss	—	—	—	—	—	—	—	(68,164)	—	(68,164)
Balance, June 30, 2022	40,262,520	$410,776	26,727,174	$1	$(661)	$(14,478)	$245,950	$(694,108)	$(9,223)	$(472,519)

	Mezzanine Equity		Stockholders’ Deficit
							Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Treasury Stock	Stockholder Notes	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance, March 31, 2022	40,244,807	$410,684	25,728,241	$1	$(661)	$(14,478)	$239,478	$(654,689)	$(206)	$(430,555)
Stock option exercises	—	—	25,390	—	—	—	51	—	—	51
RSU vested	—	—	38,538	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,779	—	—	1,779
Exercise of Series E-3 Preferred stock warrant into 193,571 Series E-3 convertible preferred stock	17,713	92	—	—	—	—	—	—	—	—
Common stock issued to extinguish the outstanding contingent compensation liability	—	—	935,005	—	—	—	4,642	—	—	4,642
Foreign currency translation loss	—	—	—	—	—	—	—	—	(9,017)	(9,017)
Net loss	—	—	—	—	—	—	—	(39,419)	—	(39,419)
Balance, June 30, 2022	40,262,520	$410,776	26,727,174	$1	$(661)	$(14,478)	$245,950	$(694,108)	$(9,223)	$(472,519)

See accompanying notes to condensed consolidated financial statements.

Getaround, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

(in thousands, except share data)

	Common Stock			Additional		Accumulated Other	Total
	Shares	Amount	Stockholder Notes	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance, December 31, 2022	92,085,974	9	(8,284)	845,888	(762,009)	(6,104)	69,500
Stock-based compensation	—	—	—	6,406	—	—	6,406
RSU Vested	41,279	—	—	—	—	—	—
Commitment to issue common stock for iHM prepaid ad	—	—	—	370	—	—	370
Issuance of warrants in connection with Mudrick Convertible Promissory notes	—	—	—	280	—	—	280
Foreign currency translation loss	—	—	—	—	—	235	235
Net loss	—	—	—	—	(53,068)	—	(53,068)
Balance, June 30, 2023	92,127,253	9	(8,284)	852,944	(815,077)	(5,869)	23,723

	Common Stock			Additional		Accumulated Other	Total
	Shares	Amount	Stockholder Notes	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance, March 31, 2023	92,085,974	9	(8,284)	849,823	(784,808)	(5,283)	51,457
Stock-based compensation	—	—	—	2,841	—	—	2,841
RSU Vested	41,279	—	—	—	—	—	—
Issuance of common stock for iHM prepaid ad	—	—	—	—	—	—	—
Issuance of warrants in connection with Mudrick Convertible Promissory notes	—	—	—	280	—	—	280
Foreign currency translation loss	—	—	—	—	—	(586)	(586)
Net loss	—	—	—	—	(30,269)	—	(30,269)
Balance, June 30, 2023	92,127,253	9	(8,284)	852,944	(815,077)	(5,869)	23,723

See accompanying notes to condensed consolidated financial statements.

Getaround, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash Flows from Operating Activities
Net loss	$(53,068)	$(68,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,779	5,348
Provision for bad debts	3,880	5,151
Stock-based compensation	6,406	3,670
Change in fair value - convertible instrument liability	(676)	(1,756)
Change in fair value – warrant liability	(174)	8,717
Non-cash interest expense	—	3
Non-cash lease expense	553	457
Amortization of debt issuance costs	—	396
Loss (gain) from disposal of property and equipment	(21)	1
Loss (gain) from foreign currency remeasurement	265	20
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,730)	(5,124)
Prepaid expenses and other current assets	511	(1,291)
Operating leases liabilities	(924)	(773)
Other assets	(1,167)	(1,491)
Accounts payable	3,853	813
Accrued host payments and insurance fees	7,587	10,742
Accrued expenses and other liabilities	629	4,470
Deferred taxes	(382)	(381)
Deferred revenue	2,065	2,557
Net Cash Used in Operating Activities	$(28,614)	$(36,635)
Cash Flows from Investing Activities
Purchases of property and equipment	$(509)	$(1,092)
Capitalized software	(2,249)	—
Proceeds from sale of property and equipment	37	—
Acquisition of Hyrecar, net of cash acquired	(7,826)	—
Net Cash (Used in) Investing Activities	$(10,547)	$(1,092)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	$—	$56
Proceeds from issuance of Bridge Loans	—	25,000
Repayment of PGE loan	(650)	(164)
Related Party advance on financing	—	4,750
Net Cash Provided (Used in) by Financing Activities	$(650)	$29,642
Effect of Foreign Currency Translation on Cash	175	(2,041)
Net change in cash and cash equivalents and restricted cash and cash equivalents	(39,636)	(10,126)
Cash and Cash Equivalents and Restricted Cash, beginning of period	67,894	66,465
Cash and Cash Equivalents and Restricted Cash, end of period	$28,258	$56,339

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash and cash equivalents	$24,658	$52,739
Restricted cash included in current assets	3,600	3,600
Total Cash, Cash Equivalents and Restricted Cash at the End of Period	$28,258	$56,339

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

On December 8, 2022 (the “Closing Date”), InterPrivate II completed the business combination (“2022 Business Combination”) pursuant to the merger agreement dated May 11, 2022 (as amended, the “Merger Agreement”), by and among, InterPrivate II, TMPST Merger Sub I Inc., a Delaware corporation and wholly owned subsidiary of InterPrivate II (“First Merger Sub”), TMPST Merger Sub II LLC, a Delaware limited liability company and wholly owned subsidiary of InterPrivate II (“Second Merger Sub”) and Getaround, Inc., a Delaware corporation (“Legacy Getaround”). Pursuant to the terms of the Merger Agreement, a business combination between InterPrivate II and Legacy Getaround was effected through the merger of First Merger Sub and Legacy Getaround, with Legacy Getaround emerging as the surviving company, followed by a merger between Legacy Getaround and Second Merger Sub, with Second Merger Sub emerging as the surviving company as a wholly owned subsidiary of InterPrivate II. In connection with the finalization of the 2022 Business Combination, InterPrivate II changed its name to Getaround, Inc. (“Getaround” or the “Company”) and Second Merger Sub changed its name to Getaround Operations LLC.

The Company, through its wholly owned subsidiary Getaround Operations LLC, is an online car rental service company headquartered in San Francisco, California. The Company provides peer-to-peer car‑sharing service powered by its proprietary technology, which allows car owners to earn income sharing their cars with pre-qualified drivers on the Company’s network. As of June 30, 2023, the Company operated globally in major U.S. cities and certain European markets, including France and Norway.

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

The consolidated assets, liabilities, and results of operations prior to the Reverse Recapitalization are those of Legacy Getaround. The shares and corresponding capital amounts and losses per share, prior to the Reverse Recapitalization, have been retroactively restated based on shares reflecting the exchange ratio of 0.32025 established in the 2022 Business Combination.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accounting principles generally accepted in the United States of America and the rules and regulations of the Security and Exchange Commission. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and an Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements herein.

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had net loss of $30.3 million and $53.1 million for the three and six months ended June 30, 2023, and $39.4 and $68.2 million for three and six months ended June 30, 2022. The Company expects operating losses and negative cash flows to continue for the foreseeable future as it continues to develop and promote its platform, as well as to grow its user base through new markets.

As of June 30, 2023 and December 31, 2022, the Company had $24.7 million and $64.3 million, respectively, in unrestricted cash and cash equivalents available to fund future operations. The Company’s capital requirements will depend on many factors and the Company may need to use available capital resources and/or raise additional capital earlier than currently anticipated. Should the Company pursue additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company.

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

2. Summary of Significant Accounting Policies

The summary of significant accounting policies to the audited consolidated financial statements in the Annual Report includes a discussion of the significant accounting policies used in the preparation of the Company’s consolidated financial statements. The following policy represents the only change to the Company's significant accounting policies during the six months ended June 30, 2023:

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

3. Business Combination

On May 16, 2023, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with HyreCar Inc., a Delaware corporation (the “Seller”). The Seller is a national carsharing marketplace for ridesharing, food, and package delivery via its proprietary technology platform. The company has established a leading presence in Mobility as a Service through individual vehicle owners, dealers, rental agencies, and OEMs that wish to participate in new mobility trends. Pursuant to the Asset Purchase Agreement, the Company has acquired substantially all of the assets owned, controlled or used by the Seller related to the operation of its peer-to-peer car sharing business and certain of the Seller’s liabilities (the “Assumed Liabilities”), as such terms are defined in the Asset Purchase Agreement, for an aggregate purchase price of $8.13 million, comprised of cash and certain credits for the Assumed Liabilities in this transaction ("the 2023 Business Combination").

The following table summarizes the fair values of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Consideration:
Cash (net of cash acquired)	$7,826

Assets acquired and liabilities assumed:
Current assets (excluding cash)	$1,232
Intangible assets	9,380
Assumed current liabilities	(3,604)
Net assets acquired	7,008
Goodwill	818
Net assets acquired	$7,826

Getaround, Inc.

Notes to Consolidated Financial Statements

The fair value of the identifiable intangible assets acquired include the following (in thousands):

	Fair Value	Estimated useful life
Customer relationships - car renters	$6,720	1.3
Customer relationships - car owners	2,090	2.5
Developed technology	490	0.5
Tradename	80	0.5

All finite-lived intangible assets are amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the intangible assets are consumed. Approximately $0.8 million of the acquired goodwill is expected to be deductible for tax purposes. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is primarily attributable to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business, and expected synergies at the time of the acquisition.

Transaction expenses totaling approximately consists primarily of consulting and legal fees and are not included as a component of the consideration transferred but are recognized as general and administrative expenses in the period ended June 30, 2023.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information summarizes the results of operations for the Company as though the Business Combination had occurred on January 1, 2022. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or the future consolidated results of operations of the Company.

Six months ended June 30, 2022
Total revenue	$48,346
Net loss	$(77,870)

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

The following tables summarize the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument (in thousands):

	Fair Value Measurement
December 31, 2022	Level 1	Level 2	Level 3
Assets:
Money market account	$38	$—	$—
Liabilities:
Warrant liability	$—	$—	$(247)
Warrant commitment liability	—	—	(320)
Mudrick convertible notes	—	—	(56,743)

Getaround, Inc.

Notes to Consolidated Financial Statements

	Fair Value Measurement
June 30, 2023	Level 1	Level 2	Level 3
Assets:
Money market account	$23	$—	$—
Liabilities:
Warrant liability	$—	$—	$(113)
Warrant commitment liability	—	—	—
Mudrick convertible notes	—	—	(56,067)
	$—	$—	$(56,180)

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

The fair value of the warrant liability, as of June 30, 2023 were estimated using a Monte Carlo simulation model. The significant unobservable inputs for the Monte Carlo model include the stock price, exercise price, risk-free rate of return, time to expiration, and the volatility. An increase or decrease in the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

The Company calculated the estimated fair value of the warrant commitment liability and private warrants as of June 30, 2023 and December 31, 2022, respectively, using the following assumptions:

June 30, 2023
Stock price	$0.35
Exercise price	$11.50
Risk-free interest rate	4.19%
Time to expiration (years)	4.44
Expected volatility	81.55%
Fair value per warrant	$0.02

December 31, 2022
Stock price	$0.65
Exercise price	$11.50
Risk-free interest rate	3.96%
Time to expiration (years)	4.94
Expected volatility	70.70%
Fair value per warrant	$0.05

The following table presents changes in the Level 3 liabilities measured at fair value for the periods indicated (in thousands):

	June 30, 2023
	Warrant Commitment Liability	Private Warrants
Balance (beginning of period)	$320	$247
Additions	—	—
Fair value measurement adjustments	(40)	(134)
Exercised	(280)	—
Balance (end of period)	$—	$113

During the three months ended June 30, 2023 and year ended December 31, 2022, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities that are measured at fair value.

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

In determining the fair value of the Mudrick Convertible Notes as of June 30, 2023, the Company used a market-based approach. The valuation method utilized a negotiated discount rate and a market yield rate which are unobservable inputs.

An increase or decrease in any of the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

The Company calculated the estimated fair value of the Mudrick Convertible Notes as of June 30, 2023 and December 31, 2022, respectively, using the following assumptions:

	June 30, 2023	December 31, 2022
	Mudrick Convertible Note
Issuance date	12/8/2022	12/8/2022
Maturity date	12/8/2027	12/8/2027
Interest rate (PIK)	9.50%	9.50%
Expected volatility factor	100.50%	95.23%
Risk-free interest rate	4.20%	4.00%
Estimated market yield	30.00%	30.00%

The following table presents changes in the Level 3 convertible promissory notes measured at fair value for the periods indicated (in thousands):

June 30, 2023
Mudrick Convertible Notes
Balance (beginning of period)	₹ 56,743
Additions	—
Fair value measurement adjustments	(676)
Exercised	—
Balance (end of period)	$56,067

5. Revenue

The following table presents the Company’s revenues disaggregated by geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service revenue:
United States	$11,261	$9,213	$18,107	$17,162
Europe	6,963	6,192	11,316	10,450
Total service revenue	18,224	15,405	29,423	27,612

Lease revenue:
United States	$217	$205	$430	$444
Europe	179	182	287	231
Total lease revenue	396	387	717	675
Total Revenue	$18,620	$15,792	$30,140	$28,287

Contract Balances

Getaround, Inc.

Notes to Consolidated Financial Statements

Contract assets include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. The contract assets are reclassified to receivables when the rights become unconditional. The Company’s contract assets as of June 30, 2023 and December 31, 2022 in the amount of $0.5 million and $0.6 million, respectively, are included in prepaid expenses and other current assets on the consolidated balance sheets. The contract assets are typically invoiced within a month of recognition. The Company's contract assets as of January 1, 2023 and 2022 amounted to $0.6 million and $0.7 million, respectively.

Contract liabilities are recorded as deferred revenues and include payments received in advance of performance under the contract. Contract liabilities are realized when services are provided to the customer. Contract liabilities as of June 30, 2023 and December 31, 2022 in the amount of $2.7 million and $0.7 million, respectively, are reported as a component of current liabilities on the consolidated balance sheets. All opening amounts of the December 31, 2022 and 2021 contract liabilities were recognized during the periods ended June 30, 2023 and December 31, 2022, respectively. The Company's contract liabilities as of January 1, 2023 and 2022 amounted to $0.7 million and $0.3 million, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Insurance	$1,707	$713
Consulting	975	1,802
Subscriptions	908	694
Contract assets	517	601
Compensation	86	284
Sales taxes	461	284
Advertising services	501	116
Other	3,141	1,590
Prepaid Expenses and Other Current Assets	$8,296	$6,084

7. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Computer equipment	$1,037	$1,089
Vehicles and vehicle equipment	4,008	3,677
Office equipment and furniture	1,247	1,249
Leasehold improvements	11,784	11,530
Less: accumulated depreciation and amortization	(8,353)	(7,094)
Property and Equipment, Net	$9,723	$10,451

Total depreciation expense for the three months ended June 30, 2023 and 2022 was $0.6 million and $0.5 million, respectively, and $1.2 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.

Getaround, Inc.

Notes to Consolidated Financial Statements

8. Goodwill and Other Intangible Assets, Net

Other Intangibles Assets, Net

The following is a summary of the components of intangible assets and the related amortization expense (in thousands):

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$12,031	$(9,713)	$2,318
Customer relationships	39,321	(26,856)	12,465
Trade names	317	(253)	64
Capitalized software costs - WIP	3,356	$ -	3,356
Total intangibles	$55,025	$(36,822)	$18,203

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$11,407	$(8,365)	$3,042
Customer relationships	31,124	(24,238)	6,886
Trade names	314	(314)	—
Capitalized software costs - WIP	1,100	—	1,100
Total intangibles	$43,945	$(32,917)	$11,028

For the three months ended June 30, 2023 and 2022, amortization expense amounted to $2.7 million and $2.1 million, respectively, and $4.6 million and $4.3 million for the six months ended June 30, 2023 and 2022, respectively.

Expected future amortization expense for intangible assets as of June 30, 2023 is as follows (in thousands):

Year ended December 31,
2023	$7,783
2024	6,969
2025	795
2026	—
Thereafter	2,656
Total	$18,203

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

	June 30, 2023	December 31, 2022
Beginning Balance	$92,728	$122,805
Foreign currency translation	527	(6,808)
Additions from acquisitions	818	—
Impairment	—	(23,269)
Ending Balance	$94,073	$92,728

Getaround, Inc.

Notes to Consolidated Financial Statements

9. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Claims payable	$11,277	$9,511
Compensation	2,070	3,400
Professional services	7,788	4,162
Insurance	458	350
Vehicle leases	643	665
Sales and other tax	16,408	16,192
Other	3,971	3,080
Other Accrued Liabilities	$42,615	$37,360

10. Notes Payable

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

In June 2019, the Company issued another convertible note for a total amount of $1.5 million, in connection with the Minimum Commitment Tranche followed by an additional $0.5 million in cash. In July 2019, the Company issued an additional convertible note for a total amount of $0.4 million, in connection with the Minimum Commitment Tranche. As of June 30, 2023 and December 31, 2022, the Company had a remaining contractual debt balance of $99.0 thousand, related to the Minimum Commitment Tranche. As of June 30, 2023, the Company has used $3.3 million in advertising services.

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

In connection with the 2022 Business Combination on December 8, 2022, in accordance with the original terms, convertible notes amounting to $0.4 million and the applicable $12.0 thousand of interest were first converted into 100,951 shares of Legacy Getaround’s Series E Preferred Stock, which in turn were exchanged for 32,329 shares of the Company’s common stock.

For the three months ended June 30, 2023 and 2022, $1.0 thousand of interest expense was recognized during both periods and $3.0 thousand of interest expense was recognized for both periods for the six months ended June 30, 2023 and 2022.

Mudrick Convertible Notes

In connection with the 2022 Business Combination in December 2022, pursuant to the convertible note subscription agreement, dated May 11, 2022, as amended December 8, 2022, by and among InterPrivate II and Mudrick Capital Management L.P. on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by Mudrick Capital Management L.P. or its affiliates (“noteholders”), the Company issued $175 million of senior secured convertible notes (“Mudrick Convertible Notes”). The Convertible Notes accrue interest payable semi-annually in arrears on December 15 and June 15 of each year, beginning on June 15, 2023, at a rate of 8.00% per annum (if paid in cash) or 9.50% per annum (if paid in-kind). Upon the occurrence, and during the continuation, of an event of default, an additional 2.00% will be added to the stated interest rate. The Mudrick Convertible Notes will mature on December 8, 2027, unless earlier converted, redeemed or repurchased.

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

On May 4, 2023, the Company issued 7,000,000 warrants to holders of Mudrick Convertible Notes, according to the terms of the convertible note subscription agreement. The Convertible Notes Warrants are in substantially the same form as the public warrants, and are aggregated with the public warrants.

Getaround, Inc.

Notes to Consolidated Financial Statements

Additionally, 266,156 shares of common stock were issued to Mudrick entities as Equitable Adjustment Shares in pursuant to the convertible note subscription agreement. In exchange for the issuance of the Mudrick Convertible Notes and commitment to issue warrants, the Company agreed to pay a backstop fee of $5.2 million through a reduction of proceeds. The net proceeds from the issuance of the Mudrick Convertible Notes and warrant commitment liability were $169.8 million.

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

On June 23, 2023, and July 7, 2023 the Company received written notice from U.S. Bank Trust Company, National Association, in its capacity as trustee under the indenture governing the Mudrick Convertible Notes, for its failure to comply with the covenant of timely filing the Annual Report and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023. Refer to Note 18 – Subsequent Events for further discussion.

The Mudrick Convertible Notes were accounted for at fair value with changes in fair value being recognized under Convertible Promissory Note Fair Value Adjustment within the income statement (See Note 4 — Fair Value Measurements for a discussion of fair value accounting in connection with the Mudrick Convertible Notes).

The Company’s convertible notes payable balance was as follows (in thousands):

	June 30, 2023	December 31, 2022
iHeart Convertible Note	$99	$99
Mudrick Convertible Notes measured at fair value	56,067	56,743
Total Convertible Notes Payable	$56,166	$56,842

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

Getaround, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2023, 1.1 million euros, or $1.1 million was classified within short-term debt and the total remaining outstanding principal was 3.5 million euros, or $3.8 million. For the three and six months ended June 30, 2023 and 2022, 11.0 thousand euros and 30.0 thousand euros, or $12.0 thousand and $32.0 thousand, and 13.0 thousand euros and 27.0 thousand euros, or $14.0 thousand and $29.0 thousand, of interest expense was recognized, respectively.

The Company’s notes payable balances were as follows (in thousands):

	June 30, 2023	December 31, 2022
PGE Loan	3,808	4,409
Total Notes Payable	3,808	4,409
Less: short-term portion of PGE Loan	(1,147)	(1,211)
Total Notes Payable, less current portion	$2,661	$3,198

The notes payable future principal payments as of June 30, 2023 are as follows (in thousands):

Year ended December 31,
2023	$573
2024	1,150
2025	1,156
2026	929
Thereafter	—
Total	$3,808

11. Leases

The Company leases corporate office facilities, short-term parking spaces and miscellaneous office equipment under operating lease agreements. The Company’s lease agreements have terms not exceeding eight years. As of June 30, 2023, the Company does not have any finance leases.

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

The components of lease expense and income for the periods indicated are as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Operating lease costs	$1,579	$1,654
Short-term lease costs	504	1,238
Variable lease costs(1)	461	411
Sublease income	(717)	(675)
Total Lease Costs	$1,827	$2,628

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

Other information related to leases for the periods indicated are as follows (in thousands):

Six Months Ended June 30, 2023
Operating cash flows used for lease liabilities	$2,025

The weighted average remaining lease term for our operating leases was 6.0 years, and the weighted average discount rate for the Company’s operating leases was 11.6%.

The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.

Future minimum payments under operating leases as of June 30, 2023, are as follows (in thousands):

Year ending December 31,
From July 1, 2023 to December 31, 2023	$2,044
2024	4,166
2025	4,263
2026	4,362
2027	4,463
Thereafter	6,687
Total undiscounted future cash flows	$25,985
Less: Imputed interest	(7,255)
Total	$18,730

12. Commitments and Contingencies

Commitments

As of June 30, 2023, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022.

Legal Proceedings

In addition to the matters discussed below, from time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions that may be asserted against it that could have a material adverse effect on its business, reputation, results of operations or financial condition. Such litigation may include, but is not limited to, actions or claims relating to sensitive data, including its proprietary business information and intellectual property and that of its clients and personally identifiable information of its employees and contractors, cyber-attacks, data breaches and non‑compliance with its contractual or other legal obligations.

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

Kenareki Litigation

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

As of June 30, 2023 and December 31, 2022, the Company had accrued $1.6 million and $1.4 million, respectively, related to various pending claims and legal actions. The Company does not believe that a material loss in excess of these accrued amounts is reasonably possible.

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

Getaround, Inc.

Notes to Consolidated Financial Statements

13. Income Taxes

The Company's effective tax rate from continuing operations was 0.7% for the three months ended June 30, 2023 and 0.4% for the three months ended June 30, 2022. The Company's effective tax rate from continuing operations was 0.7% for the six months ending June 30, 2023 and 0.6% for the six months ending June 30, 2022. The Company's full allowance in the United States and various other foreign jurisdictions caused the quarterly effective tax rate to be different from the U.S. federal statutory tax rate.

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of June 30, 2023 and June 30, 2022.

14. Stock-Based Compensation

Restricted Stock Units

Restricted stock units (RSUs) activity for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2022	3,450,792	$8.52
RSUs granted	692,000	0.41
RSUs vested	(490,747)	7.56
RSUs canceled	(427,677)	8.53
Balance, June 30, 2023	3,224,368	$6.76

Stock Options

Stock option activity for the six months ended June 30, 2023 (in thousands, except share amounts and per unit data) is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2022	5,134,332	$3.40	6.50	$61
Options granted	4,490,000	0.27	9.74	359
Options exercised	—	0.00	—	—
Options expired	(274,555)	2.29	—	—
Options forfeited	(122,249)	5.00	—	—
Balance, June 30, 2023	9,226,407	$1.85	8.30	$389
Vested and Exercisable, June 30, 2023	3,273,166	2.93	5.54	32
Vested and Exercisable and Expected to Vest, June 30, 2023	9,226,407	$1.85	8.30	$389

The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the estimated fair value of the Company’s common stock. The total intrinsic value for stock options exercised during the six months ended June 30, 2023 and 2022 was $1.0 thousand and $72.0 thousand, respectively. The fair value of awards vested during the six months ended June 30,

Getaround, Inc.

Notes to Consolidated Financial Statements

2023 and 2022 was $2.8 million and $3.0 million, respectively. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2023 and 2022 was $0.18 and $3.12, respectively.

The following table summarizes the weighted-average assumptions used in the valuation of stock options granted:

	Six Months Ended June 30,
	2023	2022
Expected volatility (%)	81.4%	75.3%
Risk-free interest rate (%)	3.6%	1.9%
Expected dividend yield	—	—
Expected term (years)	6.0	6.0

The Company recognized stock-based compensation expense related to stock options of $0.8 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively, and $2.0 million and $3.0 million for the six months ended June 30, 2023 and 2022, respectively. This expense was included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales and marketing	$15	$258	$32	$531
Operations	177	257	367	530
Technology and product development	97	352	207	721
General and administrative	560	593	1,394	1,207
Total	$849	$1,460	$2,000	$2,989

As of June 30, 2023, there was $6.9 million of total unrecognized compensation cost related to unvested stock options granted under the plan that is expected to be recognized over a weighted-average period of 1.15 years.

The Company recognized stock-based compensation expense related to RSUs of $2.0 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $4.4 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively. This expense was included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales and marketing	$106	$60	$221	$122
Operations	442	58	1,071	129
Technology and product development	991	147	1,889	317
General and administrative	452	54	1,224	113
Total	$1,991	$319	$4,405	$681

As of June 30, 2023, there was $19.5 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.67 years.

Early Exercise of Nonvested Options

At the discretion of the board of directors, certain options may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liabilities are reclassified into equity as the awards vest. As of June 30, 2023 and December 31, 2022, there were no shares early-exercised stock options.

15. Warrants

Upon the closing of the 2022 Business Combination, Legacy Getaround’s common stock warrants and convertible redeemable preferred stock warrants were exercised for Legacy Getaround common stock and redeemable preferred common stock, respectively, and subsequently converted into Getaround common stock.

Getaround, Inc.

Notes to Consolidated Financial Statements

Please refer to the table below for detail of warrant liability by type of warrant (in thousands):

	June 30, 2023	December 31, 2022
Private warrants	$113	$247
Total	$113	$247

Number of outstanding warrants as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Private warrants	4,616,667	4,616,667
Public warrants	12,175,000	5,175,000

InterPrivate II Public and Private Warrants

Upon the Closing, there were 5,175,000 and 4,616,667 outstanding public and private warrants, respectively, to purchase shares of the Company’s common stock that were issued by InterPrivate II prior to the 2022 Business Combination. Each whole warrant entitles the registered holder to purchase one whole share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as discussed below, 30 days after the 2022 Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of common stock. The warrants will expire five years after the completion of the 2022 Business Combination, or earlier upon redemption or liquidation. The Private Placement Warrants are identical to the public warrants, except that the Private Placement Warrants and the common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the 2022 Business Combination. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor, one of InterPrivate II’s directors or any of its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

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

Convertible Notes Warrants

On May 4, 2023, the Company issued 7,000,000 warrants to holders of Mudrick Convertible Notes, according to the terms of the convertible note subscription agreement. The Convertible Notes Warrants are in substantially the same form as the public warrants, and are aggregated with the public warrants.

At June 30, 2023, outstanding public and private warrants were 12,175,000 and 4,616,667, respectively. The public warrants are equity-classified and private warrants are liability-classified.

16. Earnings (Loss) per Share

The following table provides the computation of net loss per share and weighted average shares of the Company’s common stock outstanding during the periods presented (in thousands, except share and per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(30,269)	$(39,419)	$(53,068)	$(68,164)
Basic and diluted weighted average common stock outstanding	92,608,276	22,509,569	92,460,655	22,430,714
Basic and diluted net loss per share	$(0.33)	$(1.75)	$(0.57)	$(3.04)

Getaround, Inc.

Notes to Consolidated Financial Statements

Since the Company was in a loss position for the period ended June 30, 2023 and 2022, basic net loss per share was the same as diluted net loss per share for the period presented.

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in whole shares):

	Six Months Ended June 30,
	2023	2022
Convertible redeemable preferred stock	—	40,262,519
Stock options and restricted stock units outstanding(1)	12,356,284	9,792,025
Warrants for convertible redeemable preferred stock	—	9,146,200
Warrants for common stock	—	119,888
Shares reserved for future award issuance	—	2,399,580
Private Warrants	4,616,667	—
Public Warrants	12,175,000	—
Shares for Mudrick Convertible Notes	19,001,085	—
Shares for Mudrick PIK Notes	79,534	—
Total	48,228,570	61,720,212

(1)
Balances are inclusive of the common stock options legally exercised in exchange of the nonrecourse promissory notes.

The Company has reserved shares for the 2022 Employee Stock Purchase Plan, however, there have been no employee contributions to such plan as of June 30, 2023. The Company also has shares reserved in connection with Earnout Shares under the 2022 Business Combination, however, as of June 30, 2023, none of the share-price targets were satisfied. The Company has shares reserved in connection with the 2022 Equity Incentive Plan, however, options considered for dilutive EPS are only those granted.

17. Segment and Geographical Area Information

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

Geographical Area Information

The table below summarizes the Company’s long-lived assets, which are comprised of property, equipment and operating lease right-of-use assets, net of accumulated depreciation, by geographical area:

	June 30, 2023	December 31, 2022
United States	$20,828	$22,039
Europe	1,642	1,696
Total	$22,470	$23,735

(See Note 5 – Revenue for the Company’s revenues disaggregated by geography).

18. Subsequent Events

Event of Default for Mudrick Convertible Notes

On July 7, 2023, the Company received written notice from the U.S. Bank Trust Company, National Association, in its capacity as trustee under the indenture governing the Mudrick Convertible Notes, for its failure to comply with the covenant of timely filing the Company’s Annual Report and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Q1 Quarterly Report".

Getaround, Inc.

Notes to Consolidated Financial Statements

On August 22, 2023, the 60-day cure period for the reporting default with respect to the Annual Report expired. On September 5, 2023, the 60-day cure period for the reporting default with respect to the Q1 Quarterly Report expired. In lieu of acceleration of the repayment obligation as a result of these events of default, the Company elected to pay additional interest on the notes commencing August 23, 2023, with respect to the Annual Report reporting default, and September 6, 2023, with respect to the Q1 Quarterly Report reporting default, at a rate per annum equal to (a) one quarter of one percent (0.25%) of the principal amount for the first ninety (90) days during which the event of default continues, and, thereafter, (b) one half of one percent (0.50%) of the principal amount for the ninety first (91st) through the one hundred and eightieth (180th) day during which the event of default continues, provided, however, that in no event will any such special interest accrue on any day at a combined rate per annum that exceeds one half of one percent (0.50%). Following such elections, the convertible notes will be subject to acceleration from, and including, the one hundred and eighty first (181st) calendar day on which such event of default has occurred and is continuing or if the Company fails to pay any accrued and unpaid special interest when due. Special interest will cease to accrue from, and including, the earlier of (x) the date such event of default is cured or waived and (y) such one hundred and eighty first (181st) calendar day.

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

On September 8, 2023, the Company issued and sold to Mudrick Capital Management L.P. on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by Mudrick Capital Management L.P. or its affiliates (the “Purchaser”), a super priority note in an aggregate amount of $15,040,685 (the “Note”) pursuant to a subscription agreement dated September 8, 2023 (the “Subscription Agreement”), by and between the Purchaser and the Company, and the form of global note attached thereto. The Note and the Subscription Agreement provide that the Note accrues interest monthly beginning on October 15, 2023, at a rate of 15.00% per annum. Upon the occurrence, and during the continuation, of an Event of Default, an additional 2.00% will be added to the stated interest rate. The Note will mature on August 7, 2024, at which time 108% of the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased.

The Company may prepay the Note at any time prior to the maturity date, and subject to the following exception, must prepay the balance of the Note with (a) 50% of the net proceeds received prior to, and 100% of the net proceeds received on or after, January 31, 2024 from issuances of the Company’s capital stock (excluding intra-company issuances) or issuances of Company debt by the Company or any of its subsidiaries, and (b) 100% of the net proceeds of any sale, or similar disposition, of the Company or any of its subsidiaries. The mandatory prepayments set forth above do not apply to the first $10.0 million of net proceeds received by the Company.

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

Getaround, Inc.

Notes to Consolidated Financial Statements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our consolidated financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “us,” the “Company” or “Getaround” refer to the business and operations of Getaround, Inc., a Delaware corporation ("Legacy Getaround") prior to the Closing of the 2022 Business Combination and to the business and operations of Getaround following the Closing.

Overview

Getaround is a global carsharing marketplace, powered by proprietary technology designed to make sharing cars simple, digital, on-demand, and automated. We reimagined the traditional car ownership model by empowering consumers, whom we refer to as our guests, to instantly and conveniently access safe, affordable and desirable cars they need while providing earnings potential to car owners who supply them, whom we refer to as our hosts. Our marketplace is designed to allow for a fully digital and contactless experience, without guests needing to wait in line at a car rental facility, manually fill out any paperwork, or meet anyone in person to exchange keys. Since launching in 2011, we have been focused on building and innovating our digital carsharing marketplace in the United States and internationally. As of June 30, 2023, our platform supports approximately 1.9 million unique guests and has approximately 80,000 active cars in more than 1,000 cities across 8 countries worldwide, including in the United States and across Europe.

We believe booking and sharing cars should be a frictionless and hassle-free experience. Our proprietary cloud-based platform, which we call the Getaround Connect Cloud Platform, creates a digital experience that makes it easy for guests to find cars nearby, and for hosts to share their cars with guests, in both high and low population-density geographies. To date, we have facilitated approximately 7.4 million carsharing trips and our hosts have earned more than $468.0 million via our marketplace, leading the digital transformation of carsharing with 20 times as many connected cars on our network as compared to our closest competitor as of 2022, according to our estimates.

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

Recent Developments

On May 16, 2023, the Company entered into a definitive agreement to acquire substantially all assets of California-based HyreCar, a premier gig carsharing marketplace, for total consideration of $8.13 million, subject to customary adjustments. The transaction is anticipated to bolster the Company’s leadership position in gig carsharing, while leveraging its technology and platform to enable further scale. The Company believes the acquired assets will include the most synergistic and accretive portions of HyreCar’s business, including access to thousands of cars and tens of thousands of gig drivers in a quickly-growing segment of carsharing.

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

Technology and Product Development

Technology and product development expenses consist primarily of prototypes, product testing and testing equipment, and compensation and related personnel costs associated with the development, testing and maintenance of our software, hardware, and user experience. We expect that our technology and product development expenses vary from period to period as a percentage of Total Revenues for the foreseeable future.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table summarizes our consolidated statements of operations and comprehensive loss for each of the periods presented:

	Three Months Ended June 30,
(In thousands)	2023	2022
Service revenue	$18,224	$15,405
Lease revenue	396	387
Total Revenues	$18,620	$15,792
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Service	$1,730	$1,340
Lease	36	34
Sales and marketing	7,728	9,195
Operations and support	16,024	14,090
Technology and product development	4,291	4,538
General and administrative	14,194	14,494
Depreciation and amortization	3,297	2,639
Total Operating Expenses	$47,300	$46,330
Loss from Operations	$(28,680)	$(30,538)
Other Income (Expense)
Convertible promissory note fair value adjustment	(2,244)	2,583
Warrant fair value adjustment	184	(9,548)
Interest income (expense), net	78	(2,630)
Other income, net	185	557
Total Other Income (Expense)	$(1,797)	$(9,038)
Loss, before benefit for income taxes	(30,477)	(39,576)
Income Tax Benefit	(208)	(157)
Net Loss	$(30,269)	$(39,419)
Foreign Currency Translation (Loss) Gain	(586)	(9,017)
Comprehensive Loss	$(30,855)	$(48,436)

The following table sets forth the components of our consolidated statements of operations and comprehensive loss for each of the periods presented as a percentage of Total Revenues:

	Three Months Ended June 30,
(In thousands)	2023	2022
Service revenue	98%	98%
Lease revenue	2%	2%
Total Revenue	100%	100%
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Service	9%	8%
Lease	0%	0%
Sales and marketing	42%	58%
Operations and support	86%	89%
Technology and product development	23%	29%
General and administrative	76%	92%
Depreciation and amortization	18%	17%
Total Operating Expenses	254%	293%
Loss from Operations	(154)%	(193)%
Other Income (Expense)
Convertible promissory note and securities fair value adjustment	(12)%	16%
Warrant liability fair value adjustment	1%	(60)%
Interest income (expense), net	0%	(17)%
Other income, net	1%	4%
Total Other Income (Expense)	(10)%	(57)%
Loss, before benefit for income taxes	(164)%	(251)%
Income Tax Provision (Benefit)	(1)%	(1)%
Net Loss	(163)%	(250)%
Foreign Currency Translation (Loss) Gain	(3)%	(57)%
Comprehensive Loss	(166)%	(307)%

Total Revenues

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Service revenue	$18,224	$15,405	$2,819	18%
Lease revenue	396	387	9	2%
Total revenue	$18,620	$15,792	$2,828	18%

For the three months ended June 30, 2023, the Company’s total revenues increased by $2.8 million, or 18%, compared to the prior year. This change was primarily driven by incremental Service revenue of $4.4 million arising from the investment in acquisition of assets of HyreCar Inc (see Note 3 — Business Combination to our consolidated financial statements included herein). Additionally overall risk and pricing strategy improvements resulted in an increase in our GBV on a per trip basis. In December 2022 we deployed a new version of our Getaround TrustScore - a proprietary next-generation artificial intelligence (AI) risk and pricing optimization model aimed to improve the safety and economics of our marketplace. Getaround TrustScore combines machine learning with over a decade of data from trips taken on our platform to provide optimized pricing and security deposits for each carsharing trip. With Getaround TrustScore, we expect to be able to more accurately price risk on trips, provide upfront transparency for what guests should expect to pay while reducing our Trip support costs, inclusive of claims and insurance costs. Using this next-generation AI system we expect that insurance and claims costs will be reduced by up to 50%.

Service revenue increased by $2.8 million, or 18%, driven primarily by incremental Service revenue of $4.4 million arising from the acquisition of assets of HyreCar Inc (see Note 3 — Business Combination to our consolidated financial statements included herein). Furthermore, our overall risk and pricing strategy improvements resulted in an increase in our GBV on a per trip basis. Additionally, we reduced incentives to attract new customers onto the marketplace, a contra-revenue component of our Service revenue, by $0.9 million. These increases were partially offset by the temporary impact of our Getaround TrustScore. Release of the latest version of our TrustScore resulted in an overall reduction of rented hours and a corresponding reduction in Service revenue. We expect that this reduction will be more than offset by a reduction in the claims cost in the coming period. See “Key Business Metrics” below for a discussion of GBV.

Lease revenue increased by a total of $9.0 thousand, or 2%, primarily due to Hosts’ greater utilization of parking locations within our marketplace of parking providers, which increased the overall number of parking spaces generating Lease revenue.

Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Service	$1,730	$1,340	$390	29%
Lease	36	34	2	6%
Total cost of revenue	$1,766	$1,374	$392	29%
Percentage of total revenues	9%	9%

Total cost of revenue (exclusive of depreciation and amortization) increased $0.4 million, or 29%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Cost of revenue varies with both the price and number of the transactions, which impact transaction processing fees, as well as with overall platform traffic, including research and development activities, on our platform that impacts the hosting charges. The overall increase is largely attributable to the augmentation of our operations in connection with the 2023 Business Combination (see Note 3 — Business Combination to our consolidated financial statements included herein).

Sales and Marketing

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Sales and marketing	$7,728	$9,195	$(1,467)	(16)%
Percentage of total revenues	42%	58%

Sales and marketing expense decreased $1.5 million, or 16% for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The decrease was primarily attributable to a decrease of $0.3 million in advertising and related expenses pursuant to our cost control oriented operating strategy, as well as to a $1.1 million decrease in compensation expense, of which $0.2 million is related to a decrease in stock-based compensation expense, as a result of the restructuring plan we commenced executing early in the year.

Operations and Support

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Operations and support	$16,024	$14,090	$1,934	14%
Percentage of total revenues	86%	89%

Operations and support expenses increased $1.9 million, or 14%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily attributable to a $1.2 million increase in compensation expense, $0.3 of which is related to an increase in stock-based compensation expense, driven primarily by acquisition of key employees of HyreCar Inc., and a $1.2 million net increase in insurance and claims expenses driven primarily by a $2.7 million of incremental claims expense arising from the addition of operations resulting from the 2023 Business Combination in which we acquired substantially all assets of HyreCar Inc.(see Note 3 — Business Combination to our consolidated financial statements included herein). The increase was partially offset by improvements in operations and support costs driven by Getaround TrustScore.

In December 2022 we deployed a new version of our Getaround TrustScore - a proprietary next-generation artificial intelligence risk and pricing optimization model aimed to improve the safety and economics of our marketplace. Getaround TrustScore combines machine learning with over a decade of data from trips taken on our platform to provide optimized pricing and security deposits for each carsharing trip. With Getaround TrustScore, we expect to be able to more accurately price risk on trips, provide upfront transparency for what guests should expect to pay while reducing our Trip support costs, inclusive of claims and insurance costs. Using this next-generation AI system we expect that insurance and claims costs will be reduced by up to 50%. The Getaround TrustScore has not yet been applied to trips booked through the HyreCar platform or the Getaround platform in Europe.

Technology and Product Development

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Technology and product development	$4,291	$4,538	$(247)	(5)%
Percentage of total revenues	23%	29%

Technology and product development costs decreased $0.2 million, or 5%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The decrease was primarily driven by capitalization of value of our marketplace platform development work in the amount of $1.0 million. This decrease was partially offset by $0.6 million increase in stock-based compensation expense.

General and Administrative

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
General and administrative	$14,194	$14,494	$(300)	(2)%
Percentage of total revenues	76%	92%

General and administrative expenses decreased $0.3 million, or 2%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The decrease was largely attributable to a $1.0 million increase in compensation and related expense, inclusive of $0.4 million increase in stock-based compensation primarily driven by the acquisition of certain employees of HyreCar Inc., and $0.3 million increase in excess and directors and officers insurance cost (see Note 3 — Business Combination to our consolidated financial statements included herein). The increase was partially offset by a $0.9 million decrease in legal professional services following the completion of the 2022 Business Combination and $0.4 million decrease in recruiting costs as we reached our hiring targets. Additionally, bad debt decreased by $1.2 million driven by our risk and pricing strategy improvements through deployment of the Getaround TrustScore.

Depreciation and Amortization

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Depreciation and amortization	$3,297	$2,639	$658	25%
Percentage of total revenues	18%	17%

Depreciation and amortization expense increased by $0.7 million, or 25%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase is primarily driven by the increase in amortization expense related to the newly acquired intangible assets as part of the Business Combination (see Note 3 — Business Combination to our consolidated financial statements included herein). This increase was partially offset by the impact of a decrease in value of the Euro as compared to the U.S. Dollar.

Convertible Promissory Note and Securities Fair Value Adjustment

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Convertible promissory note fair value adjustment	$(2,244)	$2,583	$(4,827)	(187)%
Percentage of total revenues	(12)%	16%

We have elected to carry some of our convertible debt at fair value, and we continue to do so, which, at times, subjects such debt to significant fair value fluctuations. The convertible promissory note and securities fair value adjustment changed by $4.8 million, or 187%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, following the change in the fair value of the outstanding convertible promissory notes and securities. Please refer to Note 4 - Fair Value Measurements to our consolidated financial statements included elsewhere in this document for additional details on fair valuation of underlying securities.

Warrant Liability Fair Value Adjustment

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Warrant fair value adjustment	$184	$(9,548)	$9,732	(102)%
Percentage of total revenues	1%	(60)%

Warrant liability fair value adjustment changed by $9.7 million, or 102%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Change in fair value of the warrant liability fluctuates with the changes in the fair value of the underlying securities. Please refer to Note 4 – Fair Value Measurements to our consolidated financial statements included in this document for additional details on fair valuation of underlying warrants.

Interest Income (Expense), Net

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Interest income (expense), net	$78	$(2,630)	$2,708	(103)%
Percentage of total revenues	0%	(17)%

Interest income (expense), net, changed by $2.7 million, or 103%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily driven by a decrease in our long-term debt carried at cost. There was $75.0 million in notes payable issued in October of 2021 that resulted in net interest expense being recognized during the six months ended June 30, 2022. This debt was paid off in connection with the Business Combination in December 2022.

Other Income, Net

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Other income, net	$185	$557	$(372)	(67)%
Percentage of total revenues	1%	4%

Other income (expense), net changed by $0.4 million, or 67%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The decrease was primarily a result of a change in realized and unrealized foreign currency exchange gains and losses, and a mix of miscellaneous expenses unrelated to our core operations.

Income Tax Benefit

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Income tax benefit	$(208)	$(157)	$(51)	32%
Percentage of total revenues	(1)%	(1)%

Income tax benefit remained substantially the same during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Changes in our income tax benefit are primarily attributable to our international operations.

Segment and Geographical Results of Operations

We view and operate our business as one operating segment. Refer to Note 17 — Segment and Geographical Area Information to our consolidated financial statements included herein for additional details on this determination.

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

	Three Months Ended June 30,
(In thousands)	2023	2022
Gross Booking Value	$53,561	$46,450

For the three months ended June 30, 2023, GBV amounted to $53.6 million, an increase of $7.1 million, or 15%, from the same period in the year prior, primarily attributable to the $8.6 million of incremental GBV arising from the HyreCar acquisition improvements in revenue management which generated higher GBV per Trip, partially offset by the temporary reduction in revenue driven by the launch of our Getaround TrustScore, as discussed under the Total Revenues paragraph herein.

In December 2022 we deployed a new version of our Getaround TrustScore - a proprietary next-generation artificial intelligence risk and pricing optimization model aimed to improve the safety and economics of our marketplace. Getaround TrustScore combines machine learning with over a decade of data from trips taken on our platform to provide optimized pricing and security deposits for each carsharing trip.

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

	Three Months Ended June 30,
(In thousands)	2023	2022
Trips	257	261

For the three months ended June 30, 2023, we facilitated 257 thousand Trips, a decrease of four thousand or 1% from the 261 thousand Trips during the same period in the year prior. The overall decrease in Trips is largely attributable to the reduction in direct marketing investments, combined with the impact of Getaround TrustScore and investment in acquisition of the assets of HyreCar Inc. which traditionally attracted Guests who booked fewer longer trips rather than more frequent shorter trips.

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

The following tables present a reconciliation of NMV from the most comparable GAAP measure, Service Revenues, for the periods presented:

	Three Months Ended June 30,
(In thousands)	2023	2022
Service Revenues	$18,224	$15,405
Plus: EU insurance share(1)	6,082	5,592
Net Marketplace Value	$24,306	$20,997
(1)
Represents the amount of insurance fees charged through the Getaround platform in Europe that are not recognized as revenue.

For three months ended June 30, 2023, NMV amounted to $24.3 million, an increase of $3.3 million, or 16%, from the $21.0 million for the year prior. The change was primarily driven by a $0.5 million increase in the sale of European insurance and a $2.8 million increase in Service revenue, discussed elsewhere in this analysis.

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

The following tables present a reconciliation of Trip Contribution Profit from the most comparable GAAP measure, gross profit from Service revenue, for the periods presented:

	Three Months Ended June 30,
(In thousands, except percentages)	2023	2022
Gross profit from Service revenue	$15,559	$13,381
Gross margin from Service revenue	85%	87%

Plus: Cost of Service revenue, amortization and depreciation	935	684
Less: Trip support costs	(8,609)	(7,186)

Trip Contribution Profit	7,885	6,879
Trip Contribution Margin	43%	45%

Our gross profit from Service revenue is calculated as follows:

	Three Months Ended June 30,
(In thousands, except percentages)	2023	2022
Service revenue	$18,224	$15,405
Less: Cost of Service revenue, net of amortization and depreciation	(1,730)	(1,340)
Less: Cost of Service revenue, amortization and depreciation	(935)	(684)

Gross profit from Service revenue	$15,559	$13,381
Gross margin from Service revenue	85%	87%

For the three months ended June 30, 2023, Trip contribution profit amounted to $7.9 million, an increase of $1.0 million, or 14%, from the year prior. The change is attributable to a $1.4 million net increase in Trip support costs primarily driven by $3.0 of incremental cost of operations arising from the newly acquired assets of HyreCar Inc. (see Note 3 — Business Combination to our consolidated financial statements included herein) and $0.3 million increase in cost of Service revenue, partially offset by an increase in Service revenue of $2.8 million.

For the three months ended June 30, 2023, our Trip Contribution Margin was 43%, an decrease from our Trip Contribution Margin of 45% in the same period of the year prior. The reduction in our Trip Contribution Margin is largely attributable to an increase in Trip support costs and an increase in Cost of Service revenue discussed above.

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

The following tables present a reconciliation of Adjusted EBITDA from the most comparable GAAP measure, Net Loss, for the periods presented:

	Three Months Ended June 30,
(In thousands)	2023	2022
Net Loss	$(30,269)	$(39,419)
Plus: warrant liability, convertible promissory note and securities fair value adjustment	2,060	6,965
Plus: interest and other income (expense), net	(263)	2,073
Minus: income tax provision	(208)	(157)
Plus: depreciation and amortization	3,297	2,639
Plus: stock-based compensation	2,840	1,779
Plus: contingent compensation(1)	—	947
Plus: expense not incurred in the regular course of business	190	867
Adjusted EBITDA	(22,353)	(24,306)

(1)
Represents retention-based compensation related to a 2019 acquisition

For the three months ended June 30, 2023, Adjusted EBITDA was a loss of $22.4 million, a favorable change by $2.0 million, or 8%, from the loss of $24.3 million from the same period in the year prior, driven primarily by reduction in marketing expenses.

Comparison of the six months ended June 30, 2023 and 2022

The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table summarizes our consolidated statements of operations and comprehensive loss for each of the periods presented:

	Six Months Ended June 30,
(In thousands)	2023	2022
Service revenue	$29,423	$27,612
Lease revenue	717	675
Total Revenues	$30,140	$28,287
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Service	$3,075	$2,315
Lease	75	57
Sales and marketing	11,368	16,159
Operations and support	28,126	25,141
Technology and product development	8,130	8,709
General and administrative	28,562	27,585
Depreciation and amortization	5,779	5,348
Total Operating Expenses	$85,115	$85,314
Loss from Operations	$(54,975)	$(57,027)
Other Income (Expense)
Convertible promissory note and securities fair value adjustment	676	1,756
Warrant liability fair value adjustment	173	(8,717)
Interest income (expense), net	284	(5,243)
Other income, net	395	686
Total Other Income (Expense)	$1,528	$(11,518)
Loss, before benefit for income taxes	(53,447)	(68,545)
Income Tax Benefit	(379)	(381)
Net Loss	$(53,068)	$(68,164)
Foreign Currency Translation (Loss) Gain	235	(11,506)
Comprehensive Loss	$(52,833)	$(79,670)

The following table sets forth the components of our consolidated statements of operations and comprehensive loss for each of the periods presented as a percentage of Total Revenues:

	Six Months Ended June 30,
(In thousands)	2023	2022
Service revenue	98%	98%
Lease revenue	2%	2%
Total Revenue	100%	100%
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Service	10%	8%
Lease	0%	0%
Sales and marketing	38%	57%
Operations and support	93%	89%
Technology and product development	27%	31%
General and administrative	95%	98%
Depreciation and amortization	19%	19%
Total Operating Expenses	282%	302%
Loss from Operations	(182)%	(202)%
Other Income (Expense)
Convertible promissory note and securities fair value adjustment	2%	6%
Warrant liability fair value adjustment	1%	(31)%
Interest income (expense), net	1%	(19)%
Other income, net	1%	2%
Total Other Income (Expense)	5%	(41)%
Loss, before benefit for income taxes	(177)%	(242)%
Income Tax Provision (Benefit)	(1)%	(1)%
Net Loss	(176)%	(241)%
Foreign Currency Translation (Loss) Gain	1%	(41)%
Comprehensive Loss	(175)%	(282)%

Total Revenues

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Service revenue	$29,423	$27,612	$1,811	7%
Lease revenue	717	675	42	6%
Total revenue	$30,140	$28,287	$1,853	7%

For the six months ended June 30, 2023, the Company’s total revenues increased by $1.9 million, or 7%, compared to the prior year. This change was primarily driven by incremental Service revenue of $4.4 million arising from the investment in acquisition of assets of HyreCar Inc (see Note 3 — Business Combination to our consolidated financial statements included herein). Additionally overall risk and pricing strategy improvements resulted in an increase in our GBV on a per trip basis. In December 2022 we deployed a new version of our Getaround TrustScore - a proprietary next-generation artificial intelligence (AI) risk and pricing optimization model aimed to improve the safety and economics of our marketplace. Getaround TrustScore combines machine learning with over a decade of data from trips taken on our platform to provide optimized pricing and security deposits for each carsharing trip. With Getaround TrustScore, we expect to be able to more accurately price risk on trips, provide upfront transparency for what guests should expect to pay while reducing our Trip support costs, inclusive of claims and insurance costs. Using this next-generation AI system we expect that insurance and claims costs will be reduced by up to 50%.

Service revenue increased by $1.8 million, or 7%, driven primarily by incremental Service revenue of $4.4 million arising from the investment in acquisition of assets of HyreCar Inc (see Note 3 — Business Combination to our consolidated financial statements included herein). Furthermore, our overall risk and pricing strategy improvements resulted in an increase in our GBV on a per trip basis. Additionally, we reduced incentives to attract new customers onto the marketplace, a contra-revenue component of our Service revenue, by $0.6 million. See “Key Business Metrics” below for a discussion of GBV.

Lease revenue increased by a total of $42.0 thousand, or 6%, primarily due to Hosts’ greater utilization of parking locations within of our marketplace of parking providers, which increased the overall number of parking spaces generating Lease revenue.

Cost of Revenue (exclusive of depreciation and amortization)

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Service	$3,075	$2,315	$760	33%
Lease	75	57	18	32%
Total cost of revenue	$3,150	$2,372	$778	33%
Percentage of total revenues	10%	8%

Total cost of revenue (exclusive of depreciation and amortization) increased $0.8 million, or 33%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Cost of revenue varies with both the price and number of the transactions, which impact transaction processing fees, as well as with overall traffic, including research and development activities, on our platform that impacts the hosting charges. The overall increase is largely attributable to the augmentation of our operations in connection with the 2023 Business Combination (see Note 3 — Business Combination to our consolidated financial statements included herein).

Sales and Marketing

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Sales and marketing	$11,368	$16,159	$(4,791)	(30)%
Percentage of total revenues	38%	57%

Sales and marketing expense decreased $4.8 million, or 30% for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease was primarily attributable to a decrease of $2.8 million in advertising and related expenses, as well as to a $2.0 million decrease in compensation expense, of which $0.4 million is related to a decrease in stock-based compensation expense as a result of the restructuring plan we commenced executing early in the year.

Operations and Support

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Operations and support	$28,126	$25,141	$2,985	12%
Percentage of total revenues	93%	89%

Operations and support expenses increased $3.0 million, or 12%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily attributable to a $2.5 million increase in compensation expense, $0.8 of which is related to an increase in stock-based compensation expense, driven primarily by acquisition of key employees of HyreCar Inc., and a $1.0 million net increase in insurance and claims expenses driven primarily by a $2.7 million of incremental claims expense arising from the addition of operations resulting from the 2023 Business Combination in which we acquired substantially all assets of HyreCar Inc.(see Note 3 — Business Combination to our consolidated financial statements included herein). The increase was partially offset by improvements in operations and support costs driven by Getaround TrustScore.

In December 2022 we deployed a new version of our Getaround TrustScore - a proprietary next-generation artificial intelligence risk and pricing optimization model aimed to improve the safety and economics of our marketplace. Getaround TrustScore combines machine learning with over a decade of data from trips taken on our platform to provide optimized pricing and security deposits for each carsharing trip. With Getaround TrustScore, we expect to be able to more accurately price risk on trips, provide upfront transparency for what guests should expect to pay while reducing our Trip support costs, inclusive of claims and insurance costs. Using this next-generation AI system we expect that insurance and claims costs will be reduced by up to 50%. The Getaround TrustScore has not yet been applied to trips booked through the HyreCar platform or the Getaround platform in Europe.

Technology and Product Development

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Technology and product development	$8,130	$8,709	$(579)	(7)%
Percentage of total revenues	27%	31%

Technology and product development costs decreased $0.6 million, or 7%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease was primarily driven by capitalization of value of our marketplace platform development work in the amount of $2.2 million. This decrease was partially offset by $1.1 million increase in stock-based compensation expense.

General and Administrative

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
General and administrative	$28,562	$27,585	$977	4%
Percentage of total revenues	95%	98%

General and administrative expenses increased $1.0 million, or 4%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was largely attributable to a $2.8 million increase in compensation and related expense, inclusive of $1.3 million increase in stock-based compensation primarily driven by the acquisition of certain employees of HyreCar Inc., and $0.8 million increase in excess and directors and officers insurance cost (see Note 3 — Business Combination to our consolidated financial statements included herein). The increase was partially offset by a $1.3 million decrease in legal professional services following the completion of the 2022 Business Combination and $0.7 million decrease in recruiting costs as we reached our hiring targets. Additionally, bad debt decreased by $1.3 million driven by our risk and pricing strategy improvements through deployment of the Getaround TrustScore.

Depreciation and Amortization

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Depreciation and amortization	$5,779	$5,348	$431	8%
Percentage of total revenues	19%	19%

Depreciation and amortization expense decreased by $0.4 million, or 8%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase is primarily driven by the increase in amortization expense related to the newly acquired intangible assets as part of the Business Combination (see Note 3 — Business Combination to our consolidated financial statements included herein). This increase was partially offset by the impact of a decrease in value of the Euro as compared to the U.S. Dollar.

Convertible Promissory Note and Securities Fair Value Adjustment

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Convertible promissory note fair value adjustment	$676	$1,756	$(1,080)	(62)%
Percentage of total revenues	2%	6%

We have elected to carry some of our convertible debt at fair value, and we continue to do so, which, at times, subjects such debt to significant fair value fluctuations. The convertible promissory note and securities fair value adjustment changed by $1.1 million, or 62%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, following the change in the fair value of the outstanding convertible promissory notes and securities. Please refer to Note 4 - Fair Value Measurements to our consolidated financial statement included elsewhere in this document for additional details on fair valuation of underlying securities.

Warrant Liability Fair Value Adjustment

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Warrant fair value adjustment	$173	$(8,717)	$8,890	(102)%
Percentage of total revenues	1%	(31)%

Warrant liability fair value adjustment changed by $8.9 million, or 102%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Change in fair value of the warrant liability fluctuates with the changes in the fair value of the underlying securities. Please refer to Note 4 – Fair Value Measurements to our consolidated financial statement included in this document for additional details on fair valuation of underlying warrants.

Interest Income (Expense), Net

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Interest income (expense), net	$284	$(5,243)	$5,527	(105)%
Percentage of total revenues	1%	(19)%

Interest income (expense), net, changed by $5.5 million, or 105%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily driven by a decrease in our long-term debt carried at cost. There was $75.0 million in notes payable issued in October of 2021 that resulted in net interest expense being recognized during the six months ended June 30, 2022. This debt was paid off in connection with the Business Combination in December 2022.

Other Income, Net

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Other income, net	$395	$686	$(291)	(42)%
Percentage of total revenues	1%	2%

Other income (expense), net changed by $0.3 million, or 42%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decreased was primarily a result of a change in realized and unrealized foreign currency exchange gains and losses, and a mix of miscellaneous expenses unrelated to our core operations.

Income Tax Benefit

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Income tax benefit	$(379)	$(381)	$2	(1)%
Percentage of total revenues	(1)%	(1)%

Income tax benefit remained substantially the same during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Any changes in our income tax benefit are primarily attributable to our international operations.

Segment and Geographical Results of Operations

We view and operate our business as one operating segment. Refer to Note 17 — Segment and Geographical Area Information to our consolidated financial statements included herein for additional details on this determination.

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

	Six Months Ended June 30,
(In thousands)	2023	2022
Gross Booking Value	$85,475	$78,629

For the six months ended June 30, 2023, GBV amounted to $85.5 million, an increase of $6.2 million, or 9%, from the same period in the year prior, primarily attributable to the $8.6 million of incremental GBV arising from the HyreCar acquisition improvements in revenue management which generated higher GBV per Trip, partially offset by the temporary reduction in revenue driven by the launch of our Getaround TrustScore, as discussed under the Total Revenues paragraph herein.

In December 2022 we deployed a new version of our Getaround TrustScore - a proprietary next-generation artificial intelligence risk and pricing optimization model aimed to improve the safety and economics of our marketplace. Getaround TrustScore combines machine learning with over a decade of data from trips taken on our platform to provide optimized pricing and security deposits for each carsharing trip.

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

	Six Months Ended June 30,
(In thousands)	2023	2022
Trips	453	455

For the six months ended June 30, 2023, we facilitated 453 thousand Trips, an decrease of two thousand or 1% from the 455 thousand Trips during the same period in the year prior. The overall decrease in Trips is largely attributable to the reduction in direct marketing investments, combined with the impact of Getaround TrustScore and the investment in acquisition of the assets of HyreCar Inc. which traditionally attracted Guests who booked fewer longer trips rather than more frequent shorter trips.

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

The following tables present a reconciliation of NMV from the most comparable GAAP measure, Service Revenues, for the periods presented:

	Six Months Ended June 30,
(In thousands)	2023	2022
Service Revenues	$29,423	$27,612
Plus: EU insurance share(1)	10,390	9,535
Net Marketplace Value	$39,813	$37,147

(1)
Represents the amount of insurance fees charged through the Getaround platform in Europe that are not recognized as revenue.

For six months ended June 30, 2023, NMV amounted to $39.8 million, an increase of $2.7 million, or 7%, from the $37.1 million for the year prior. The change was primarily driven by a $0.9 million increase in the sale of European insurance and a $1.8 million increase in Service revenue, discussed elsewhere in this analysis.

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

The following tables present a reconciliation of Trip Contribution Profit from the most comparable GAAP measure, gross profit from Service revenue, for the periods presented:

	Six Months Ended June 30,
(In thousands, except percentages)	2023	2022
Gross profit from service revenue	$24,592	$23,849
Gross margin from service revenue	84%	86%

Plus: Cost of Service revenue, amortization and depreciation	1,756	1,448
Less: Trip support costs	(13,584)	(12,305)

Trip Contribution Profit	12,764	12,992
Trip Contribution Margin	43%	47%

Our gross profit from Service revenue is calculated as follows:

	Six Months Ended June 30,
(In thousands, except percentages)	2023	2022
Service revenue	$29,423	$27,612
Less: Cost of Service revenue, net of amortization and depreciation	(3,075)	(2,315)
Less: Cost of Service revenue, amortization and depreciation	(1,756)	(1,448)

Gross profit from Service revenue	$24,592	$23,849
Gross margin from Service revenue	84%	86%

For the six months ended June 30, 2023, Trip contribution profit amounted to $12.8 million, a decrease of $0.2 million, or 2%, from the year prior. The change is attributable to a $1.3 million net increase in Trip support costs primarily driven by incremental cost of operations arising from the newly acquired assets of HyreCar Inc. (see Note 3 — Business Combination to our consolidated financial statements included herein) and $1.1 million increase in cost of Service revenue, partially offset by an increase in Service revenue of $1.8 million.

For the six months ended June 30, 2023, our Trip Contribution Margin was 43%, a reduction from our Trip Contribution Margin of 47% in the same period of the year prior. The reduction in our Trip Contribution Margin is largely attributable to an increase in Trip support costs and an increase in Cost of Service revenue discussed above.

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

The following tables present a reconciliation of Adjusted EBITDA from the most comparable GAAP measure, Net Loss, for the periods presented:

	Six Months Ended June 30,
(In thousands)	2023	2022
Net Loss	$(53,068)	$(68,164)
Plus: warrant liability, convertible promissory note and securities fair value adjustment	(849)	6,961
Plus: interest and other income (expense), net	(679)	4,557
Minus: income tax provision	(379)	(381)
Plus: depreciation and amortization	5,779	5,348
Plus: stock-based compensation	6,405	3,670
Plus: contingent compensation(1)	—	1,180
Plus: expense not incurred in the regular course of business	582	1,465
Adjusted EBITDA	(42,209)	(45,364)
(1)
Represents retention-based compensation related to a 2019 acquisition

For the six months ended June 30, 2023, Adjusted EBITDA was a loss of $42.2 million, a favorable change by $3.2 million, or 7%, from the loss of $45.4 million from the same period in the year prior, driven primarily by reduction in marketing expenses.

Liquidity and Capital Resources

Our principal sources of liquidity have historically consisted of cash generated from our financing activities. As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents of $24.7 million, exclusive of restricted cash of $3.6 million. Cash and cash equivalents consisted of institutional money market funds, and similar instruments that have an original maturity date of less than six months and are readily convertible into known amounts of cash. Restricted cash consists of letters of credit collateralizing lease agreements.

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

We have incurred cumulative losses from inception through June 30, 2023 and expect to incur additional losses for the foreseeable future. Our ability to fund our operations and capital expenditures beyond our current cash, cash equivalents and marketable securities resources will depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to develop and promote our platform, as well as to grow our marketplace globally. Our future capital requirements depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges, or unforeseen circumstances, or for other reasons. As a result, we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after the date the financial statements are issued.

Cash Flows

The following tables presents the summary cash flow information for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(28,614)	$(36,635)
Investing activities	(10,547)	(1,092)
Financing activities	(650)	29,642
Net (decrease) increase in cash	(39,811)	(8,085)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	175	(2,041)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(39,636)	$(10,126)

Operating Activities

During the six months ended June 30, 2023 and 2022, cash flows used in operating activities were $28.6 million and were $36.6 million, respectively. Comparability of operating cash flows between comparable periods was impacted by changes in working capital primarily driven by following factors: (i) sales volumes and timing of collections, (ii) volume of purchases and timing of payments, (iii) timing and volume of payments related to the cash portion of the contingent compensation liability incurred in connection with the 2019 Acquisition, and (iv) fluctuations in liability from obligation to remit insurance fees collected on behalf of an insurance company in Europe due to the timing of payments.

Investing Activities

During the six months ended June 30, 2023, cash flows used in investing activities amounted to $10.5 million, consisting of $0.5 million in purchases of property and equipment, $2.2 million of capitalized software, and $7.8 million related to the acquisition of Hyrecar.

Net cash used in investing activities during the six months ended June 30, 2022 amounted to $1.1 million, consisting of $1.1 million in purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $0.7 million during the six months ended June 30, 2023, consisting of repayment of PGE Loan.

Net cash provided by financing activities was $29.6 million for the six months ended June 30, 2022, primarily consisting of $25.0 million from proceeds from the issuance of Bridge Loans, $4.8 million from related party advance on financing, partially offset by $0.2 million repayment of the PGE Loan.

Contractual Obligations and Commitment

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Below is a table that shows our contractual obligations as of June 30, 2023:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long Term Debt(1)	$178,808	$573	$2,306	$175,929	$—
Operating Lease(2)	25,985	2,044	8,429	8,825	6,687
Total Contractual Obligations	$204,793	$2,617	$10,735	$184,754	$6,687

(1)
Refer to Note 10 - Notes Payable of this report for further details regarding our long-term debt obligations..
(2)
Refer to Note 11 - Leases of this report for further details regarding our operating lease obligations.

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

We deem our critical accounting policies and estimates to be as follows: Business combination accounting (see Note 1 - Nature of Business and Basis of Presentation); Revenue Recognition under ASC 606 - Revenue from contracts with customers; Stock-Based Compensation under ASC 718 - Compensation—Stock Compensation; Costs and expenses; and Goodwill and other intangible assets under ASC 350 Intangibles—Goodwill and Other. For a description of our significant accounting policies (See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included herein).

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

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements (See Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included this prospectus).

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

PART II - Other information

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Note 12: Commitments and Contingencies” of the notes to the condensed consolidated financial statements in this Form 10-Q.

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, under the section entitled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. You should carefully consider the Risk Factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The occurrence of one or more of the events or circumstances described in the Risk Factors, alone or in combination with other events or circumstances, may adversely affect our ability to realize the anticipated benefits of the Business Combination and may harm our business.

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

4.1

Warrant Agreement, dated May 4, 2023, between Getaround, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40152), filed with the SEC on May 11, 2023).

10.1†

Asset Purchase Agreement, dated as of May 8, 2023, by and between Getaround, Inc. and HyreCar Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40152), filed with the SEC on May 11, 2023).

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

101

Financial statements from the Quarterly Report on Form 10-Q of Getaround, Inc. for the quarter ended June 30, 2023, formatted in inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

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