Form 10-Q
period 2023-09-30
Getaround, Inc
filed 2023-12-15
CIK 1839608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-40152

GETAROUND, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-3122877
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 Green Street, San Francisco, California	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 295-5725

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GETR	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Common stock at an exercise price of $11.50 per share*	GETR WS	The New York Stock Exchange

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

* On December 13, 2023, the New York Stock Exchange (“NYSE”) filed a Form 25 Notification of Removal From Listing And Registration with respect to the registrant’s warrants stating that the NYSE had halted trading in the warrants effective as of November 28, 2023, due to the low trading price of the warrants and its intention to remove the warrants from listing and registration on NYSE on December 26, 2023.

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

Getaround, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$22,164	$64,294
Restricted cash	3,600	3,600
Accounts receivable, net	717	533
Prepaid expenses and other current assets	7,598	6,084
Total Current Assets	$34,079	$74,511
Property and equipment, net	9,352	10,451
Operating lease right-of-use assets, net	12,414	13,284
Goodwill	91,879	92,728
Intangible assets, net	15,552	11,028
Deferred tax assets	—	46
Other assets	3,938	3,371
Total Assets	$167,214	$205,419
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$12,548	$3,652
Accrued host payments and insurance fees	15,262	11,780
Operating lease liabilities, current	2,173	1,923
Notes payable, current	15,860	1,211
Warrant commitment liability	—	320
Other accrued liabilities	39,167	37,360
Deferred revenue	1,003	698
Total Current Liabilities	$86,013	$56,944
Notes payable	2,314	3,198
Convertible notes payable ($48,880 and $56,743 measured at fair value, respectively)	48,979	56,842
Operating lease liabilities (net of current portion)	16,030	17,715
Deferred tax liabilities	311	973
Warrant liability	78	247
Total Liabilities	$153,725	$135,919
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 92,941,175 and 92,085,974 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	$9	$9
Additional paid-in capital	856,539	845,888
Stockholder notes	(8,284)	(8,284)
Accumulated deficit	(842,423)	(762,009)
Accumulated other comprehensive loss	7,648	(6,104)
Total Stockholders’ Equity	$13,489	$69,500
Total Liabilities and Stockholders’ Equity	$167,214	$205,419

See accompanying notes to condensed consolidated financial statements.

Getaround, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service revenue	$23,387	$16,355	$52,810	$43,967
Lease revenue	412	383	1,129	1,058
Total Revenues	$23,799	$16,738	$53,939	$45,025

Costs and Expenses
Cost of revenue (exclusive of items shown separately below):
Service	$1,920	$1,439	$4,995	$3,754
Lease	32	33	107	90
Sales and marketing	4,118	6,577	15,486	22,736
Operations and support	16,874	14,455	45,000	39,596
Technology and product development	4,156	4,665	12,286	13,374
General and administrative	11,662	11,080	40,224	38,665
Depreciation and amortization	4,135	2,322	9,914	7,670
Total Operating Expenses	$42,897	$40,571	$128,012	$125,885
Loss from Operations	$(19,098)	$(23,833)	$(74,073)	$(80,860)
Other Income (Expense)
Convertible promissory note fair value adjustment	(8,441)	2,140	(7,765)	3,896
Note payable fair value adjustment	(245)	—	(245)	—
Warrant fair value adjustment	36	(8,804)	209	(17,521)
Interest income (expense), net	222	(2,660)	506	(7,903)
Other income (expense), net	(64)	572	331	1,258
Total Other Income (Expense)	$(8,492)	$(8,752)	$(6,964)	$(20,270)
Loss, before Benefit for Income Taxes	$(27,590)	$(32,585)	$(81,037)	$(101,130)
Income Tax Benefit	(244)	(166)	(623)	(547)
Net Loss	$(27,346)	$(32,419)	$(80,414)	$(100,583)
Change in fair value of the convertible instrument liability	15,628	—	15,628	—
Foreign Currency Translation Loss	(2,111)	(8,047)	(1,876)	(19,553)
Comprehensive Loss	$(13,829)	$(40,466)	$(66,662)	$(120,136)

Net Loss Per Share Attributable to Stockholders (Note 16):
Basic	(0.29)	(1.38)	(0.87)	(4.41)
Diluted	(0.29)	(1.38)	(0.87)	(4.41)
Weighted average shares outstanding (Basic and Diluted)	93,205	23,503	92,708	22,792

See accompanying notes to condensed consolidated financial statements

Getaround, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

(in thousands, except share data)

	Mezzanine Equity		Stockholders’ Deficit
							Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Treasury Stock	Stockholder Notes	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance, December 31, 2021	40,182,816	$410,368	25,536,563	$1	$(661)	$(14,478)	$237,578	$(625,944)	$2,283	$(401,221)
Stock option exercises	—	—	56,513	—	—	—	113	—	—	113
RSU vested	—	—	259,715	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,945	—	—	4,945
Exercise of Series E-3 Preferred stock warrant into 79,704 Series E-3 convertible preferred stock	79,704	408	—	—	—	—	—	—	—	—
Exercise of Series B Preferred stock warrant into 31,010 Series B Preferred stock	31,010	240	—	—	—	—	—	—	—	—
Common stock issued to extinguish the outstanding contingent compensation liability	—	—	935,005	—	—	—	4,642	—	—	4,642
Foreign currency translation loss	—	—	—	—	—	—	—	—	(19,553)	(19,553)
Net loss	—	—	—	—	—	—	—	(100,583)	—	(100,583)
Balance, September 30, 2022	40,293,530	411,016	26,787,796	$1	$(661)	$(14,478)	$247,278	$(726,527)	$(17,270)	$(511,657)

	Mezzanine Equity		Stockholders’ Deficit
							Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Treasury Stock	Stockholder Notes	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance, June 30, 2022	40,262,520	$410,776	26,727,174	$1	$(661)	$(14,478)	$245,950	$(694,108)	$(9,223)	$(472,519)
Stock option exercises	—	—	21,961	—	—	—	53	—	—	53
RSU vested	—	—	38,661	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,275	—	—	1,275
Exercise of Series B Preferred stock warrant into 31,010 Series B Preferred stock	31,010	240	—	—	—	—	—	—	—	—
Common stock issued to extinguish the outstanding contingent compensation liability	—	—	—	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	—	—	—	(8,047)	(8,047)
Net loss	—	—	—	—	—	—	—	(32,419)	—	(32,419)
Balance, September 30, 2022	40,293,530	$411,016	26,787,796	$1	$(661)	$(14,478)	$247,278	$(726,527)	$(17,270)	$(511,657)

See accompanying notes to condensed consolidated financial statements.

Getaround, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

(in thousands, except share data)

	Common Stock			Additional		Accumulated Other	Total
	Shares	Amount	Stockholder Notes	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance, December 31, 2022	92,085,974	$9	$(8,284)	$845,888	$(762,009)	$(6,104)	$69,500
Stock-based compensation	—	—	—	9,953	—	—	9,953
RSU Vested	232,235	—	—	—	—	—	—
Issuance to bridge investors	86,300	—	—	48	—	—	48
Issuance of common stock for iHM Prepaid Ad	536,666	—	—	370	—	—	370
Issuance of warrants in connection with Mudrick Convertible Promissory notes	—	—	—	280	—	—	280
Foreign currency translation loss	—	—	—	—	—	(1,876)	(1,876)
Change in fair value of the convertible instrument liability	—	—	—	—	—	15,628	15,628
Net loss	—	—	—	—	(80,414)	—	(80,414)
Balance, September 30, 2023	92,941,175	9	(8,284)	856,539	(842,423)	7,648	13,489

	Common Stock			Additional		Accumulated Other	Total
	Shares	Amount	Stockholder Notes	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance, June 30, 2023	92,127,253	$9	$(8,284)	$852,944	$(815,077)	$(5,869)	$23,723
Stock-based compensation	—	—	—	3,547	—	—	3,547
RSU Vested	190,956	—	—	—	—	—	—
Issuance to bridge investors	86,300	—	—	48	—	—	48
Issuance of common stock for iHM Prepaid Ad	536,666	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	(2,111)	(2,111)
Change in fair value of the convertible instrument liability	—	—	—	—	—	15,628	15,628
Net loss	—	—	—	—	(27,346)	—	(27,346)
Balance, September 30, 2023	92,941,175	9	(8,284)	856,539	(842,423)	7,648	13,489

See accompanying notes to condensed consolidated financial statements.

Getaround, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash Flows from Operating Activities
Net loss	$(80,414)	$(100,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,914	7,670
Provision for bad debts	5,250	8,202
Stock-based compensation	9,953	4,945
Compensation expense related to shareholder settlement	48	—
Loss (gain) on extinguishment of debt	(285)	—
Change in fair value - convertible instrument liability	7,765	(3,896)
Change in fair value - note payable	245	—
Change in fair value – warrant liability	(209)	17,521
Change in fair value – prepaid ad inventory	91	—
Non-cash interest expense	53	4
Non-cash lease expense	851	700
Amortization of debt issuance costs	—	599
Loss (gain) from disposal of property and equipment	(21)	1
Loss (gain) from foreign currency remeasurement	43	(212)
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,441)	(6,827)
Prepaid expenses and other current assets	935	(1,852)
Operating leases liabilities	(1,418)	(1,184)
Other assets	(1,386)	(1,789)
Accounts payable	8,917	5,418
Accrued host payments and insurance fees	3,717	1,727
Accrued expenses and other liabilities	(2,226)	6,291
Deferred taxes	(663)	(547)
Deferred revenue	318	606
Net Cash Used in Operating Activities	$(43,963)	$(63,206)
Cash Flows from Investing Activities
Purchases of property and equipment	$(791)	$(1,607)
Capitalized software	(3,292)	—
Proceeds from sale of property and equipment	111	—
Acquisition of Hyrecar, net of cash acquired	(7,826)	—
Net Cash (Used in) Investing Activities	$(11,798)	$(1,607)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	$—	$125
Proceeds from issuance of Bridge Loans	—	31,800
Proceeds from issuance of Mudrick Bridge Note, net of issuance costs	2,988	—
Proceeds from issuance of Mudrick Super Priority Note, net of issuance costs	11,660
Repayment of PGE loan	(856)	(240)
Related Party advance on financing	—	4,750
Reclass of Related Party advance on financing to proceeds from issuance of Bridge Loans	—	(4,750)
Net Cash Provided (Used in) by Financing Activities	$13,792	$31,685
Effect of Foreign Currency Translation on Cash	(161)	(2,522)
Net change in cash and cash equivalents and restricted cash and cash equivalents	(42,130)	(35,650)
Cash and Cash Equivalents and Restricted Cash, beginning of period	67,894	66,466
Cash and Cash Equivalents and Restricted Cash, end of period	$25,764	$30,816

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Supplemental Schedule of Cash Flow Information
Non-cash investing and financing activities:
Issuance of Mudrick Super Priority Bridge Note to repay Mudrick Bridge Note	3,041	—
Mudrick Bridge Note repayment of principal and accrued but unpaid interest	(3,041)	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash and cash equivalents	$22,164	$27,216
Restricted cash included in current assets	3,600	3,600
Total Cash, Cash Equivalents and Restricted Cash at the End of Period	$25,764	$30,816

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

The Company, through its wholly owned subsidiary Getaround Operations LLC, is an online car rental service company headquartered in San Francisco, California. The Company provides peer-to-peer car‑sharing service powered by its proprietary technology, which allows car owners to earn income sharing their cars with pre-qualified drivers on the Company’s network. As of September 30, 2023, the Company operated globally in major U.S. cities and certain European markets, including France and Norway.

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

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had net loss of $27.3 million and $80.4 million for the three and nine months ended September 30, 2023, and $32.4 and $100.6 million for three and nine months ended September 30, 2022. The Company expects operating losses and negative cash flows to continue for the foreseeable future as it continues to develop and promote its platform, as well as to grow its user base through new markets.

As of September 30, 2023 and December 31, 2022, the Company had $22.2 million and $64.3 million, respectively, in unrestricted cash and cash equivalents available to fund future operations. The Company’s capital requirements will depend on many factors and the Company may need to use available capital resources and/or raise additional capital earlier than currently anticipated. As the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company or its stockholders. For example, additional debt and/or equity financing may result in substantial dilution to the Company's stockholders.

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

2. Summary of Significant Accounting Policies

The summary of significant accounting policies to the audited consolidated financial statements in the Annual Report includes a discussion of the significant accounting policies used in the preparation of the Company’s consolidated financial statements. The following policy represents the only change to the Company's significant accounting policies during the nine months ended September 30, 2023:

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

3. Business Combination

On May 8, 2023, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with HyreCar Inc., a Delaware corporation (the “Seller”). The Seller is a national carsharing marketplace for ridesharing, food, and package delivery via its proprietary technology platform. The company has established a leading presence in Mobility as a Service through individual vehicle owners, dealers, rental agencies, and OEMs that wish to participate in new mobility trends. Pursuant to the Asset Purchase Agreement, the Company will acquire substantially all of the assets owned, controlled or used by the Seller related to the operation of its peer-to-peer car sharing business and certain of the Seller’s liabilities (the “Assumed Liabilities”), as such terms are defined in the Asset Purchase Agreement, for an aggregate purchase price of $8.13 million, comprised of cash and certain credits for the Assumed Liabilities.

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

Transaction expenses totaling approximately consists primarily of consulting and legal fees and are not included as a component of the consideration transferred but are recognized as general and administrative expenses in the period ended September 30, 2023.

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

Nine months ended September 30, 2022
Total revenue	$75,355
Net loss	$(115,678)

4. Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes payable, convertible promissory notes, warrant commitment liability, and warrant liability. The recorded carrying amounts of cash, accounts receivable and accounts payable approximates fair value due to their short-term nature. The balances outstanding under the notes payable agreements are considered to approximate their estimated fair values as the interest rates approximate market rates.

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

The following tables summarize the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument (in thousands):

	Fair Value Measurement
December 31, 2022	Level 1	Level 2	Level 3
Assets:
Money market account	$38	$—	$—
Liabilities:
Warrant liability	$—	$—	$(247)
Warrant commitment liability	—	—	(320)
Mudrick convertible notes	—	—	(56,743)

Getaround, Inc.

Notes to Consolidated Financial Statements

	Fair Value Measurement
September 30, 2023	Level 1	Level 2	Level 3
Assets:
Money market account	$—	$—	$—
Liabilities:
Warrant liability	$—	$—	$(78)
Warrant commitment liability	—	—	—
Mudrick convertible notes	—	—	(48,880)

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

The fair value of the warrant liability, as of September 30, 2023 were estimated using a Monte Carlo simulation model. The significant unobservable inputs for the Monte Carlo model include the stock price, exercise price, risk-free rate of return, time to expiration, and the volatility. An increase or decrease in the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

The Company calculated the estimated fair value of the warrant commitment liability and private warrants as of September 30, 2023 and December 31, 2022, respectively, using the following assumptions:

September 30, 2023
Stock price	$0.35
Exercise price	$11.50
Risk-free interest rate	4.63%
Time to expiration (years)	4.19
Expected volatility	78.62%
Fair value per warrant	$0.02

December 31, 2022
Stock price	$0.65
Exercise price	$11.50
Risk-free interest rate	3.96%
Time to expiration (years)	4.94
Expected volatility	70.70%
Fair value per warrant	$0.05

The following table presents changes in the Level 3 liabilities measured at fair value for the periods indicated (in thousands):

	September 30, 2023
	Warrant Commitment Liability	Private Warrants
Balance (beginning of period)	$320	$247
Additions	—	—
Fair value measurement adjustments	(40)	(169)
Exercised	(280)	—
Balance (end of period)	$—	$78

During the three months ended September 30, 2023 and year ended December 31, 2022, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities that are measured at fair value.

Convertible Notes Payable

Getaround, Inc.

Notes to Consolidated Financial Statements

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

In determining the fair value of the Mudrick Convertible Notes as of September 30, 2023, the Company used a market-based approach. The valuation method utilized a negotiated discount rate and a market yield rate which are unobservable inputs.

An increase or decrease in any of the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

The Company calculated the estimated fair value of the Mudrick Convertible Notes and Mudrick Super Priority Note as of September 30, 2023 and December 31, 2022, respectively, using the following assumptions:

	September 30, 2023	December 31, 2022
	Mudrick Convertible Note
Issuance date	12/8/2022	12/8/2022
Maturity date	12/8/2027	12/8/2027
Interest rate (PIK)	9.75%	9.50%
Expected volatility factor	90.40%	95.23%
Risk-free interest rate	4.70%	4.00%
Estimated market yield	50.00%	30.00%

September 30, 2023
Mudrick Super Priority Note
Inception date	9/8/2023
Valuation date	9/30/2023
Maturity date	8/7/2024
Interest rate	15.00%
Estimated market yield	30.00%
Discount period (years)	0.86
Discount factor	0.79

The following table presents changes in the Level 3 convertible promissory notes measured at fair value for the periods indicated (in thousands):

	September 30, 2023
	Mudrick Convertible Notes	Mudrick Super Priority Note
Balance (beginning of period)	$56,743	$—
Additions	—	14,416
Fair value measurement adjustments	7,765	245
OCI - Change in fair value of the convertible instrument liability	(15,628)	—
Exercised	—	—
Balance (end of period)	$48,880	$14,661

The change in fair value of the convertible instrument liability classified in OCI is a result of a change to instrument specific credit risk.

Getaround, Inc.

Notes to Consolidated Financial Statements

5. Revenue

The following table presents Company’s revenues disaggregated by geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service revenue:
United States	$14,200	$8,290	$32,307	$25,452
Europe	9,187	8,065	20,503	18,515
Total service revenue	23,387	16,355	52,810	43,967

Lease revenue:
United States	$217	$210	$647	$654
Europe	195	173	482	404
Total lease revenue	412	383	1,129	1,058
Total Revenue	$23,799	$16,738	$53,939	$45,025

Contract Balances

Contract assets include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. The contract assets are reclassified to receivables when the rights become unconditional. The Company’s contract assets as of September 30, 2023 and December 31, 2022 in the amount of $0.6 million and $0.6 million, respectively, are included in prepaid expenses and other current assets on the consolidated balance sheets. The contract assets are typically invoiced within a month of recognition. The Company's contract assets as of January 1, 2023 and 2022 amounted to $0.6 million and $0.7 million, respectively.

Contract liabilities are recorded as deferred revenues and include payments received in advance of performance under the contract. Contract liabilities are realized when services are provided to the customer. Contract liabilities as of September 30, 2023 and December 31, 2022 in the amount of $0.9 million and $0.7 million, respectively, are reported as a component of current liabilities on the consolidated balance sheets. All opening amounts of the December 31, 2022 and 2021 contract liabilities were recognized during the periods ended September 30, 2023 and December 31, 2022, respectively. The Company's contract liabilities as of January 1, 2023 and 2022 amounted to $0.7 million and $0.3 million, respectively.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Insurance	$2,355	$713
Consulting	439	1,802
Subscriptions	464	694
Contract assets	557	601
Compensation	64	284
Sales taxes	345	284
Advertising services	383	116
Other	2,991	1,590
Prepaid Expenses and Other Current Assets	$7,598	$6,084

Getaround, Inc.

Notes to Consolidated Financial Statements

7. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Computer equipment	$983	$1,089
Vehicles and vehicle equipment	3,878	3,677
Office equipment and furniture	1,280	1,249
Leasehold improvements	11,953	11,530
Less: accumulated depreciation and amortization	(8,742)	(7,094)
Property and Equipment, Net	$9,352	$10,451

Total depreciation expense for the three months ended September 30, 2023 and 2022 was $0.6 million and $0.5 million, respectively, and $1.8 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively.

8. Goodwill and Other Intangible Assets, Net

Other Intangibles Assets, Net

The following is a summary of the components of intangible assets and the related amortization expense (in thousands):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$11,740	$(10,231)	$1,509
Customer relationships	38,617	(28,964)	9,653
Trade names	390	(357)	33
Capitalized software costs - WIP	4,357	-	4,357
Total intangibles	$55,104	$(39,552)	$15,552

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$11,407	$(8,365)	$3,042
Customer relationships	31,124	(24,238)	6,886
Trade names	314	(314)	—
Capitalized software costs - WIP	1,100	—	1,100
Total intangibles	$43,945	$(32,917)	$11,028

For the three months ended September 30, 2023 and 2022, amortization expense amounted to $3.5 million and $1.8 million, respectively, and $8.1 million and $6.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Expected future amortization expense for intangible assets as of September 30, 2023 is as follows (in thousands):

Year ended December 31,
2023	$3,382
2024	7,310
2025	1,603
2026	808
Thereafter	2,449
Total	$15,552

Getaround, Inc.

Notes to Consolidated Financial Statements

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

	September 30, 2023	December 31, 2022
Beginning Balance	$92,728	$122,805
Foreign currency translation	(1,667)	(6,808)
Additions from acquisitions	818	—
Impairment	—	(23,269)
Ending Balance	$91,879	$92,728

9. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Claims payable	$12,484	$9,511
Compensation	1,688	3,400
Professional services	3,820	4,162
Insurance	371	350
Vehicle Leases	411	665
Sales and other tax	17,107	16,192
Other	3,286	3,080
Other Accrued Liabilities	$39,167	$37,360

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

Getaround, Inc.

Notes to Consolidated Financial Statements

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

In June 2019, the Company issued another convertible note for a total amount of $1.5 million, in connection with the Minimum Commitment Tranche followed by an additional $0.5 million in cash. In July 2019, the Company issued an additional convertible note for a total amount of $0.4 million, in connection with the Minimum Commitment Tranche. As of September 30, 2023 and December 31, 2022, the Company had a remaining contractual debt balance of $99.0 thousand, related to the Minimum Commitment Tranche. As of September 30, 2023, the Company has used $3.3 million in advertising services.

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

For the three months ended September 30, 2023 and 2022, $1.0 thousand of interest expense was recognized during both periods and $4.0 thousand of interest expense was recognized for both periods for the nine months ended September 30, 2023 and 2022.

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

Getaround, Inc.

Notes to Consolidated Financial Statements

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

On June 23, 2023, and July 7, 2023 the Company received written notices from U.S. Bank Trust Company, National Association, in its capacity as trustee under the indenture governing the Mudrick Convertible Notes, for its failure to comply with the covenant of timely filing the Annual report and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

Event of default for Mudrick Convertible Note

On August 23, 2023, and September 6, 2023, in lieu of acceleration of the repayment obligation as a result of an event of default for not timely filing the Company’s Annual Report on Form 10-K, Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, respectively, the Company elected to pay additional interest on the notes at a rate per annum equal to (a) one quarter of one percent (0.25%) of the principal amount for the first ninety (90) days during which the event of default continues, and, thereafter, (b) one half of one percent (0.50%) of the principal amount for the ninety first (91st) through the one hundred and eightieth (180th) day during which the event of default continues, provided, however, that in no event will any such special interest accrue on any day at a combined rate per annum that exceeds one half of one percent (0.50%). Following such elections, the convertible notes will be subject to acceleration from, and including, the one hundred and eighty first (181st) calendar day on which such event of default has occurred and is continuing or if the Company fails to pay any accrued and unpaid special interest when due. Special interest will cease to accrue from, and including, the earlier of (x) the date such event of default is cured or waived and (y) such one hundred and eighty first (181st) calendar day.

The Mudrick Convertible Notes were accounted for at fair value with changes in fair value being recognized under Convertible Promissory Note Fair Value Adjustment within the income statement (See Note 4 — Fair Value Measurements for a discussion of fair value accounting in connection with the Mudrick Convertible Notes).

The Company’s convertible notes payable balance was as follows (in thousands):

	September 30, 2023	December 31, 2022
iHeart Convertible Note	$99	$99
Mudrick Convertible Notes measured at fair value	48,880	56,743
Total Convertible Notes Payable	$48,979	$56,842

Getaround, Inc.

Notes to Consolidated Financial Statements

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

As of September 30, 2023, 1.1 million euros, or $1.2 million was classified within short-term debt and the total remaining outstanding principal was 3.3 million euros, or $3.5 million. For the three and nine months ended September 30, 2023 and 2022, 10.4 thousand euros and 39.9 thousand euros, or $11.0 thousand and $42.2 thousand, of interest expense was recognized, respectively, and 13.4 thousand euros and 27.3 thousand euros, or $14.0 thousand and $28.5 thousand, of interest expense was recognized, respectively.

Mudrick Bridge Note

On August 7, 2023 the Company entered into a promissory note (the “Note”) with Mudrick Capital Management for an aggregate principal amount of $3 million to provide additional capital to the Company. The Note has a maturity date of September 7, 2023 (the “Maturity Date”) and bears an interest rate of 15% per annum compounded daily. The Note is unsecured, but the Company expects it to be exchanged for a similar, secured note as soon as is practicable, and such secured note may be exchanged for a new convertible promissory note or other security in connection with a larger, longer-term financing prior to the Maturity Date. If the principal and accrued interest under the Note is repaid in cash, a principal repayment premium of 100% applies.

On September 8, 2023, the Company entered into a Refinancing Transaction of the Note. In the Refinancing Transaction, among other things, (i) the Company repaid in full the principal and unpaid accrued interest under the Note with Mudrick Capital Management L.P. on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by Mudrick Capital Management L.P. or its affiliates (the “Bridge Noteholder”), dated August 7, 2023 and (ii) the Company received new funding in an aggregate principal amount of $15,040,685 as described below.

Mudrick Super Priority Note

On September 8, 2023, the Company issued and sold to Mudrick Capital Management L.P. on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by Mudrick Capital Management L.P. or its affiliates (the “Purchaser”), a super priority note in an aggregate amount of $15,040,685 (the “Note”). The Note accrues interest monthly beginning on October 15, 2023, at a rate of 15.00% per annum. Upon the occurrence, and during the continuation, of an Event of Default, an additional 2.00% will be added to the stated interest rate. The Note will mature on August 7, 2024, at which time the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased.

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

Getaround, Inc.

Notes to Consolidated Financial Statements

The mandatory prepayments set forth above do not apply to the first $10.0 million of net proceeds received by the Company in connection with a financing as described in clause (a) above.

The Company’s notes payable balances were as follows (in thousands):

	September 30, 2023	December 31, 2022
PGE Loan	3,513	4,409
Mudrick Super Priority Note (at fair value)	14,661	—
Total Notes Payable	18,174	4,409
Less: short-term portion of PGE Loan	(1,199)	(1,211)
Less: short-term portion of Mudrick Super Priority Note	(14,661)	—
Total Notes Payable, less current portion	$2,314	$3,198

The notes payable future principal payments as of September 30, 2022 are as follows (in thousands):

Year ended December 31,
2023	$359
2024	15,782
2025	1,127
2026	906
Thereafter	—
Total	$18,174

11. Leases

The Company leases corporate office facilities, short-term parking spaces and miscellaneous office equipment under operating lease agreements. The Company’s lease agreements have terms not exceeding eight years. As of September 30, 2023, the Company does not have any finance leases.

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

The components of lease expense and income for the periods indicated are as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Operating lease costs	$2,330	$1,654
Short-term lease costs	708	1,238
Variable lease costs(1)	687	411
Sublease income	(1,129)	(675)
Total Lease Costs	$2,596	$2,628

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

Other information related to leases for the periods indicated are as follows (in thousands):

September 30, 2023
Operating cash flows used for lease liabilities	$3,047

The weighted average remaining lease term for our operating leases was 5.8 years, and the weighted average discount rate for the Company’s operating leases was 11.6%.

The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.

Future minimum payments under operating leases as of September 30, 2023, are as follows (in thousands):

Year ending December 31,
From October 1, 2023 to December 31, 2023	$1,021
2024	4,163
2025	4,260
2026	4,359
2027	4,460
Thereafter	6,660
Total undiscounted future cash flows	$24,923
Less: Imputed interest	(6,720)
Total	$18,203

12. Commitments and Contingencies

Commitments

As of September 30, 2023, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022.

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

13. Income Taxes

The Company's effective tax rate from continuing operations was 1.0% percent for the three months ended September 30, 2023 and 0.6% for the three months ended September 30, 2022. The Company's effective tax rate from continuing operations was 0.8% for the nine months ending September 30, 2023 and 0.6% for the nine months ending September 30, 2022. The Company's full allowance in

Getaround, Inc.

Notes to Consolidated Financial Statements

the United States and various other foreign jurisdictions caused the quarterly effective tax rate to be different from the U.S. federal statutory tax rate.

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of September 30, 2023 and September 30, 2022.

14. Stock-Based Compensation

Restricted Stock Units

Restricted stock units (RSUs) activity for the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2022	3,450,792	$8.52
RSUs granted	2,358,777	0.43
RSUs vested	(1,149,576)	5.57
RSUs canceled	(485,261)	8.70
Balance, September 30, 2023	4,174,732	$4.74

Stock Options

Stock option activity for the nine months ended September 30, 2023 (in thousands, except share amounts and per unit data) is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2022	5,134,332	$3.40	6.50	$61
Options granted	4,490,000	0.27	9.14	359
Options exercised	—	0.00	—	—
Options expired	(331,091)	3.68	—	—
Options forfeited	(342,085)	2.57	—	14
Balance, September 30, 2023	8,951,156	$1.83	8.05	$377
Vested and Exercisable, September 30, 2023	3,556,336	2.82	5.60	59
Vested and Exercisable and Expected to Vest, September 30, 2023	8,951,156	$1.83	8.05	$377

The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the estimated fair value of the Company’s common stock. The total intrinsic value for stock options exercised during the nine months ended September 30, 2023 and 2022 was $1.0 thousand and $0.1 million, respectively. The fair value of awards vested during the nine months ended

Getaround, Inc.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022 was $3.1 million and $3.4 million, respectively. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2023 and 2022 was $0.18 and $3.08, respectively.

The following table summarizes the weighted-average assumptions used in the valuation of stock options granted:

	Nine Months Ended September 30,
	2023	2022
Expected volatility (%)	81.4%	77.7%
Risk-free interest rate (%)	3.6%	2.9%
Expected dividend yield	—	—
Expected term (years)	6.0	6.0

The Company recognized stock-based compensation expense related to stock options of $0.8 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and $2.8 million and $4.0 million for the nine months ended September 30, 2023 and 2022, respectively. This expense was included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales and marketing	$10	$200	$42	$731
Operations	133	199	500	729
Technology and product development	88	267	295	988
General and administrative	531	319	1,925	1,526
Total	$762	$985	$2,762	$3,974

As of September 30, 2023, there was $6.0 million of total unrecognized compensation cost related to unvested stock options granted under the plan that is expected to be recognized over a weighted-average period of 0.39 years.

The Company recognized stock-based compensation expense related to RSUs of $2.9 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $7.2 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively. This expense was included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales and marketing	$92	$59	$313	$181
Operations	404	58	1,475	187
Technology and product development	1,042	78	2,931	395
General and administrative	1,249	94	2,473	207
Total	$2,787	$289	$7,192	$970

As of September 30, 2023, there was $17.5 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.45 years.

Management Alignment Plan

In September 2020, the Company adopted a Management Alignment Plan, which, in the event of change in control, as defined in Treasury Regulation Section 1.409A-3(i)(5)(i), provides certain Company founders and certain critical service providers with an option to receive bonus payments in connection with that event. Management Alignment Plan contemplates a total of 1,200 participating units with value equal to the lesser of (a) 6% of the value of a transaction that gives rise to the change in control event, and (b) $15.0 million. Each unit shall have equal individual value. The Management Alignment Plan was terminated in connection with the Business Combination and no payments have been made under this plan. No amounts have been accrued for potential payments under the Management Alignment Plan as of September 30, 2023 and December 31, 2022 as a change in control was not deemed probable.

Getaround, Inc.

Notes to Consolidated Financial Statements

Early Exercise of Nonvested Options

At the discretion of the board of directors, certain options may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liabilities are reclassified into equity as the awards vest. As of September 30, 2023 and December 31, 2022, there were no shares early-exercised stock options.

15. Warrants

Upon the closing of the Business Combination, Legacy Getaround’s common stock warrants and convertible redeemable preferred stock warrants were exercised for Legacy Getaround common stock and redeemable preferred common stock, respectively, and subsequently converted into Getaround common stock.

Please refer to the table below for detail of warrant liability by type of warrant (in thousands):

	September 30, 2023	December 31, 2022
Private warrants	$78	$247
Total	$78	$247

Number of outstanding warrants as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
Private warrants	4,616,667	4,616,667
Public warrants	12,175,000	5,175,000

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

At September 30, 2023, outstanding public and private warrants were 12,175,000 and 4,616,667, respectively. The public warrants are equity-classified and private warrants are liability-classified.

Getaround, Inc.

Notes to Consolidated Financial Statements

16. Earnings (Loss) per Share

The following table provides the computation of net loss per share and weighted average shares of the Company’s common stock outstanding during the periods presented (in thousands, except share and per share amount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(27,346)	$(32,419)	$(80,414)	$(100,583)
Basic and diluted weighted average common stock outstanding	93,204,630	23,503,419	92,707,994	22,792,211
Basic and diluted net loss per share	$(0.29)	$(1.38)	$(0.87)	$(4.41)

Since the Company was in a loss position for the period ended September 30, 2023 and 2022, basic net loss per share was the same as diluted net loss per share for the period presented.

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in whole shares):

	Nine Months Ended September 30,
	2023	2022
Convertible redeemable preferred stock	—	40,293,530
Stock options and restricted stock units outstanding(1)	13,125,888	9,568,764
Warrants for convertible redeemable preferred stock	—	9,050,124
Warrants for common stock	—	119,888
Shares reserved for future award issuance	—	2,562,219
Private Warrants	4,616,667	—
Public Warrants	12,175,000	—
Shares for Mudrick Convertible Notes	19,001,085	—
Shares for Mudrick PIK Notes	79,534	—
Total	48,998,174	61,594,525

(1)
Balances are inclusive of the common stock options legally exercised in exchange of the nonrecourse promissory notes.

The Company has reserved shares for the 2022 Employee Stock Purchase Plan, however, there have been no employee contributions to such plan as of September 30, 2023. The Company also has shares reserved in connection with Earnout Shares under the Business Combination, however, as of September 30, 2023, none of the share-price targets were satisfied. The Company has shares reserved in connection with the 2022 Equity Incentive Plan, however, options considered for dilutive EPS are only those granted.

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

Getaround, Inc.

Notes to Consolidated Financial Statements

Geographical Area Information

The table below summarizes the Company’s long-lived assets, which are comprised of property, equipment and operating lease right-of-use assets, net of accumulated depreciation, by geographical area:

	September 30, 2023	December 31, 2022
United States	$20,000	$22,039
Europe	1,766	1,696
Total	$21,766	$23,735

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

Additional Financing

On December 11, 2023 the Company and the Purchaser amended and restated the super priority note in an aggregate amount of $15,040,685 entered into by such parties on September 8, 2023 to reflect an increased aggregate principal amount of $18,635,500, which is comprised of the original $15,040,685 principal amount, $594,815 in accrued interest as of December 11, 2023, and an additional principal amount of $3,000,000 to provide additional capital to the Company (the "Amended and Restated Note"). The Amended and Restated Note accrues interest monthly beginning on December 11, 2023, at a rate of 15.00% per annum, which interest rate, upon the occurrence, and during the continuation, of an Event of Default, will be increased by 2.00%. The Amended and Restated Note was issued pursuant to a subscription agreement dated September 8, 2023, and an incremental subscription agreement dated December 11, 2023 (the "Incremental Subscription Agreement), in each case by and between the Purchaser and the Company. The Company may request the Purchaser to purchase up to an additional $17,000,000 in aggregate principal amount under the Amended and Restated Note, subject to certain conditions. A copy of the Incremental Subscription Agreement is attached to this Report as Exhibit 10.2, and a copy of the Amended and Restated Note is attached to this Report as Exhibit 10.2(a), and each is incorporated by reference herein.

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

The Company may prepay the Amended and Restated Note at any time prior to its maturity date, and subject to the following exception, must prepay the balance of the Note with (a) 50% of the net proceeds received prior to, and 100% of the net proceeds received on or after, January 31, 2024 from issuances of the Company’s capital stock (excluding intra-company issuances) or issuances of Company debt by the Company or any of its subsidiaries, and (b) 100% of the net proceeds of any sale, or similar disposition, of the Company or any of its subsidiaries. The mandatory prepayments set forth above do not apply to the first $10.0 million of net proceeds received by the Company in connection with a financing as described in clause (a) above.

Event of Default for Mudrick Convertible Note

On October 11, 2023 the Company received a written notice from U.S. Bank Trust Company, National Association, in its capacity as trustee under the indenture governing the Mudrick Convertible Notes, for its failure to comply with the covenant of timely filing the Annual report and its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (the "Q2 Event of Default").

On December 6, 2023, in lieu of acceleration of the repayment obligation as a result of the Q2 Event of Default, the Company elected to pay additional interest on the notes at a rate per annum equal to (a) one quarter of one percent (0.25%) of the principal amount for the first ninety (90) days during which the event of default continues, and, thereafter, (b) one half of one percent (0.50%) of the principal amount for the ninety first (91st) through the one hundred and eightieth (180th) day during which the event of default continues,

Getaround, Inc.

Notes to Consolidated Financial Statements

provided, however, that in no event will any such special interest accrue on any day at a combined rate per annum that exceeds one half of one percent (0.50%). Following such elections, the convertible notes will be subject to acceleration from, and including, the one hundred and eighty first (181st) calendar day on which such event of default has occurred and is continuing or if the Company fails to pay any accrued and unpaid special interest when due. Special interest will cease to accrue from, and including, the earlier of (x) the date such event of default is cured or waived and (y) such one hundred and eighty first (181st) calendar day.

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

Overview

Getaround is a global carsharing marketplace, powered by proprietary technology designed to make sharing cars simple, digital, on-demand, and automated. We reimagined the traditional car ownership model by empowering consumers, whom we refer to as our guests, to instantly and conveniently access safe, affordable and desirable cars they need while providing earnings potential to car owners who supply them, whom we refer to as our hosts. Our marketplace is designed to allow for a fully digital and contactless experience, without guests needing to wait in line at a car rental facility, manually fill out any paperwork, or meet anyone in person to exchange keys. Since launching in 2011, we have been focused on building and innovating our digital carsharing marketplace in the United States and internationally. As of September 30, 2023, our platform supports approximately 2.0 million unique guests and has approximately 80,000 active cars in more than 1,000 cities across 8 countries worldwide, including in the United States and across Europe.

We believe booking and sharing cars should be a frictionless and hassle-free experience. Our proprietary cloud-based platform, which we call the Getaround Connect Cloud Platform, creates a digital experience that makes it easy for guests to find cars nearby, and for hosts to share their cars with guests, in both high and low population-density geographies. To date, we have facilitated approximately 7.7 million carsharing trips and our hosts have earned more than $500 million via our marketplace, leading the digital transformation of carsharing with 20 times as many connected cars on our network as compared to our closest competitor as of 2022, according to our estimates.

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

Recent Developments

Acquisition of HyreCar. On May 16, 2023, we entered into a definitive agreement to acquire substantially all assets of California-based HyreCar, a premier gig carsharing marketplace, for total consideration of $8.13 million, subject to customary adjustments. The transaction is anticipated to bolster our leadership position in gig carsharing, while leveraging our technology and platform to enable further scale. We believe the acquired assets will include the most synergistic and accretive portions of HyreCar’s business, including access to thousands of cars and tens of thousands of gig drivers in a quickly-growing segment of carsharing.

Additional Financing. The information provided under the caption, "Additional Financing" in Note 18 - Subsequent Events is incorporated by reference herein.

Event of Default for Mudrick Convertible Note. The information provided under the caption, "Event of Default for Mudrick Convertible Note" in Note 18 - Subsequent Events is incorporated by reference herein.

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

Costs and Expenses

Cost of Revenue (exclusive of depreciation and amortization)

Cost of Revenue includes payment-processing fees, server hosting charges, and chargebacks associated with operating our platform. Cost of revenue (exclusive of amortization and depreciation) captures the costs directly related to and necessary for realization of transactions between the hosts and the guests through Company’s marketplace platform, other than the amortization of 28 its platform technology. Cost of Revenue does not include depreciation and amortization. Cost of Revenue (exclusive of depreciation and amortization) may vary as a percentage of Total Revenues from year to year depending on booking activity on our marketplace.

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

Note Payable Fair Value Adjustment

Certain debt instruments issued by Getaround are carried at fair value on our balance sheet. Changes in fair value of those instruments are captured in our results of operation. Note payable fair value adjustment consists of unrealized gains and losses as a result of marking our note payable to fair market value at the end of each reporting period. We will continue to recognize changes in the fair value of such instruments until each respective instrument is exercised, repaid, or qualifies for equity classification. For additional information on securities carried at fair value and fair value measurement please refer to Note 4 - Fair Value Measurement to our consolidated financial statements included herein.

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table summarizes our consolidated statements of operations and comprehensive loss for each of the periods presented:

	Three Months Ended September 30,
(In thousands)	2023	2022
Service revenue	$23,387	$16,355
Lease revenue	412	383
Total Revenues	$23,799	$16,738
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization):
Service	$1,920	$1,439
Lease	32	33
Sales and marketing	4,118	6,577
Operations and support	16,874	14,455
Technology and product development	4,156	4,665
General and administrative	11,662	11,080
Depreciation and amortization	4,135	2,322
Total Operating Expenses	$42,897	$40,571
Loss from Operations	$(19,098)	$(23,833)
Other Income (Expense)
Convertible promissory note fair value adjustment	(8,441)	2,140
Note payable fair value adjustment	(245)	—
Warrant fair value adjustment	36	(8,804)
Interest income (expense), net	222	(2,660)
Other income (expense), net	(64)	572
Total Other Income (Expense)	$(8,492)	$(8,752)
Loss, before benefit for income taxes	(27,590)	(32,585)
Income Tax Benefit	(244)	(166)
Net Loss	$(27,346)	$(32,419)
Change in fair value of the convertible instrument liability	15,628	—
Foreign Currency Translation Loss	(2,111)	(8,047)
Comprehensive Loss	$(13,829)	$(40,466)

The following table sets forth the components of our consolidated statements of operations and comprehensive loss for each of the periods presented as a percentage of Total Revenues:

	Three Months Ended September 30,
(In thousands)	2023	2022
Service revenue	98%	98%
Lease revenue	2%	2%
Total Revenue	100%	100%
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization):
Service	8%	9%
Lease	0%	0%
Sales and marketing	17%	39%
Operations and support	71%	86%
Technology and product development	17%	28%
General and administrative	49%	66%
Depreciation and amortization	17%	14%
Total Operating Expenses	180%	242%
Loss from Operations	(80)%	(142)%
Other Income (Expense)
Convertible promissory note fair value adjustment	(35)%	13%
Note payable fair value adjustment	(1)%	—%
Warrant fair value adjustment	0%	(53)%
Interest income (expense), net	1%	(16)%
Other income (expense), net	0%	(3)%
Total Other Income (Expense)	(36)%	(52)%
Loss, before benefit for income taxes	(116)%	(195)%
Income Tax Benefit	(1)%	(1)%
Net Loss	(115)%	(194)%
Change in fair value of the convertible instrument liability	66%	0%
Foreign Currency Translation Loss	(9)%	(48)%
Comprehensive Loss	(58)%	(242)%

Total Revenues

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Service revenue	$23,387	$16,355	$7,032	43%
Lease revenue	412	383	29	8%
Total revenue	$23,799	$16,738	$7,061	42%

For the three months ended September 30, 2023, the Company’s total revenues increased by $7.1 million, or 42%, compared to the prior year. This change was primarily driven by incremental Service revenue of $7.8 million arising from the investment in acquisition of assets of HyreCar Inc (see Note 3 — Business Combination to our consolidated financial statements included herein). Additionally overall risk and pricing strategy improvements resulted in an increase in our GBV on a per trip basis. In December 2022 we deployed a new version of our Getaround TrustScore - a proprietary next-generation artificial intelligence (AI) for risk and pricing optimization aimed to improve the trust, safety and economics of our marketplace. Getaround TrustScore combines machine learning with over a decade of data from trips taken on our platform to provide optimized pricing and security deposits for each carsharing trip. With Getaround TrustScore, we expect to be able to more accurately price risk on trips, provide upfront transparency for what guests should expect to pay while reducing our Trip support costs, inclusive of claims and insurance costs. Using this next-generation AI we expect that insurance and claims costs will be reduced by up to 50%.

Service revenue increased by $7.0 million, or 43%, driven primarily by incremental Service revenue of $7.8 million arising from the investment in acquisition of assets of HyreCar Inc (see Note 3 — Business Combination to our consolidated financial statements included herein). Furthermore, our overall risk and pricing strategy improvements resulted in an increase in our GBV on a per trip basis. Additionally, we reduced incentives to attract new customers onto the marketplace, a contra-revenue component of our Service revenue, by $2.1 million. These increases were partially offset by the temporary impact of our Getaround TrustScore. Release of the latest version of our TrustScore resulted in an overall reduction of rented hours and a corresponding reduction in Service revenue generated by lower trust, higher risk Guests. We expect that this reduction will be more than offset by a reduction in the claims and/or other Trip support costs in the coming period. See “Key Business Metrics” below for a discussion of GBV.

Lease revenue increased by a total of $29.0 thousand, or 8%, primarily due to Hosts’ greater utilization of parking locations within our marketplace of parking providers.

Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Service	$1,920	$1,439	$481	33%
Lease	32	33	(1)	(3)%
Total cost of revenue	$1,952	$1,472	$480	33%
Percentage of total revenues	8%	9%

Total cost of revenue (exclusive of depreciation and amortization) increased $0.5 million, or 33%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Cost of revenue varies with both the price and number of the transactions, which impact transaction processing fees, as well as with overall platform traffic, including research and development activities, on our platform that impacts the hosting charges. The overall increase is largely attributable to the augmentation of our operations in connection with the 2023 Business Combination (see Note 3 — Business Combination to our consolidated financial statements included herein).

Sales and Marketing

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Sales and marketing	$4,118	$6,577	$(2,459)	(37)%
Percentage of total revenues	17%	39%

Sales and marketing expense decreased $2.5 million, or 37% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease was primarily attributable to a decrease of $1.5 million in advertising and related expenses, as well as to a $1.0 million decrease in compensation expense, of which $0.2 million is related to a decrease in stock-based compensation expense, as a result of the restructuring plan we commenced executing early in the year.

Operations and Support

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Operations and support	$16,874	$14,455	$2,419	17%
Percentage of total revenues	71%	86%

Operations and support expenses increased $2.4 million, or 17%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily attributable to a $1.0 million increase in compensation expense, $0.3 of which is related to an increase in stock-based compensation expense, driven primarily by acquisition of key employees of HyreCar Inc., and a $1.6 million net increase in insurance and claims expenses driven primarily by a $3.8 million of incremental claims expense arising from the addition of operations resulting from the 2023 Business Combination in which we acquired substantially all assets of HyreCar Inc.(see Note 3 — Business Combination to our consolidated financial statements included herein). The increase was partially offset by improvements in operations and support costs driven by Getaround TrustScore.

In December 2022 we deployed a new version of our Getaround TrustScore - a proprietary next-generation artificial intelligence for risk and pricing optimization aimed to improve the trust, safety and economics of our marketplace. Getaround TrustScore combines machine learning with over a decade of data from trips taken on our platform to provide optimized pricing and security deposits for each carsharing trip. With Getaround TrustScore, we expect to be able to more accurately price risk on trips, provide upfront transparency for what guests should expect to pay while reducing our Trip support costs, inclusive of claims and insurance costs. Using this next-generation AI we anticipate that insurance and claims costs will be reduced by up to 50%. The Getaround TrustScore has not yet been applied to trips booked through the HyreCar platform or the Getaround platform in Europe.

Technology and Product Development

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Technology and product development	$4,156	$4,665	$(509)	(11)%
Percentage of total revenues	17%	28%

Technology and product development costs decreased $0.5 million, or 11%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease was primarily driven by capitalization of value of development work in the amount of $1.0 million. This decrease was partially offset by $0.8 million increase in stock-based compensation expense.

General and Administrative

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
General and administrative	$11,662	$11,080	$582	5%
Percentage of total revenues	49%	66%

General and administrative expenses increased $0.6 million, or 5%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was largely attributable to a $2.1 million increase in compensation and related expense, inclusive of $1.4 million increase in stock-based compensation expense, primarily driven by the acquisition of certain employees of HyreCar Inc., and $0.3 million increase in excess and directors and officers insurance cost (see Note 3 — Business Combination to our consolidated financial statements included herein). The increase was partially offset by a $1.8 million reduction in bad debt driven by our risk and pricing strategy improvements through deployment of the Getaround TrustScore.

Depreciation and Amortization

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Depreciation and amortization	$4,135	$2,322	$1,813	78%
Percentage of total revenues	17%	14%

Depreciation and amortization expense increased by $1.8 million, or 78%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase is primarily driven by the increase in amortization expense related to the newly acquired intangible assets as part of the Business Combination (see Note 3 — Business Combination to our consolidated financial statements included herein). This increase was partially offset by the impact of a decrease in value of the Euro as compared to the U.S. Dollar.

Convertible Promissory Note and Securities Fair Value Adjustment

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Convertible promissory note fair value adjustment	$(8,441)	$2,140	$(10,581)	(494)%
Percentage of total revenues	(35)%	13%

We have elected to carry some of our convertible debt at fair value, and we continue to do so, which, at times, subjects such debt to significant fair value fluctuations. The convertible promissory note and securities fair value adjustment changed by $10.6 million, or 494%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, following the change in the fair value of the outstanding convertible promissory notes and securities. Please refer to Note 4 - Fair Value Measurements to our consolidated financial statements included elsewhere in this document for additional details on fair valuation of underlying securities.

Note Payable Fair Value Adjustment

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Note payable fair value adjustment	$(245)	$—	$(245)	0%
Percentage of total revenues	(1)%	0%

We have elected to carry some of our note payable at fair value, and we continue to do so, which, at times, subjects such debt to significant fair value fluctuations. The note payable fair value adjustment changed by $0.2 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, following the change in the fair value of the note payable. Please refer to Note 4 - Fair Value Measurements to our consolidated financial statements included elsewhere in this document for additional details on fair valuation of underlying note payables.

Warrant Liability Fair Value Adjustment

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Warrant fair value adjustment	$36	$(8,804)	$8,840	(100)%
Percentage of total revenues	0%	(53)%

Warrant liability fair value adjustment changed by $8.9 million, or 100%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Change in fair value of the warrant liability fluctuates with the changes in the fair value of the underlying securities. Please refer to Note 4 – Fair Value Measurements to our consolidated financial statements included in this document for additional details on fair valuation of underlying warrants.

Interest Expense, Net

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Interest income (expense), net	$222	$(2,660)	$2,882	(108)%
Percentage of total revenues	1%	(16)%

Interest income (expense), net, changed by $2.9 million, or 108%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily driven by a decrease in our long-term debt carried at cost. There was $75.0 million in notes payable issued in October of 2021 that resulted in net interest expense being recognized during the Three months ended September 30, 2022. This debt was paid off in connection with the Business Combination in December 2022.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Other income (expense), net	$(64)	$572	$(636)	(111)%
Percentage of total revenues	0%	3%

Other income (expense), net changed by $0.6 million, or 111%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease was primarily a result of a change in realized and unrealized foreign currency exchange gains and losses, and a mix of miscellaneous expenses unrelated to our core operations.

Income Tax Benefit

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Income tax benefit	$(244)	$(166)	$(78)	47%
Percentage of total revenues	(1)%	(1)%

Income tax benefit increased by $0.1 million, or 47%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase is primarily attributable to our international operations.

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

	Three Months Ended September 30,
(In thousands)	2023	2022
Gross Booking Value	$69,236	$57,426

For the three months ended September 30, 2023, GBV amounted to $69.2 million, an increase of $11.8 million, or 21%, from the year prior, primarily attributable to the $15.0 million of incremental GBV arising from the HyreCar acquisition and improvements in revenue management which generated higher GBV per Trip, partially offset by the temporary reduction in revenue driven by the launch of our Getaround TrustScore, as discussed under the Total Revenues paragraph herein.

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

	Three Months Ended September 30,
(In thousands)	2023	2022
Trips	271	267

For the three months ended September 30, 2023, we facilitated 271 thousand Trips, an increase of four thousand or 1% from the 267 thousand Trips during the year prior. The overall increase in Trips is largely attributable to the investment in acquisition of the assets of HyreCar Inc we made earlier in the year.

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

The following tables present a reconciliation of NMV from the most comparable GAAP measure, Service Revenues, for the periods presented:

	Three Months Ended September 30,
(In thousands)	2023	2022
Service Revenues	$23,387	$16,355
Plus: EU insurance share(1)	7,367	6,387
Net Marketplace Value	$30,754	$22,742
(1)
Represents the amount of insurance fees charged through the Getaround platform in Europe that are not recognized as revenue.

For three months ended September 30, 2023, NMV amounted to $30.8 million, an increase of $8.0 million, or 35%, from the $22.7 million for the year prior. The change was primarily driven by a $7.0 increase in Service revenue as discussed elsewhere in this document as well as by $1.0 million increase in the sale of European insurance.

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

The following tables present a reconciliation of Trip Contribution Profit from the most comparable GAAP measure, gross profit from Service revenue, for the periods presented:

	Three Months Ended September 30,
(In thousands, except percentages)	2023	2022
Gross profit from Service revenue	$20,422	$14,238
Gross margin from Service revenue	87%	87%

Plus: Cost of Service revenue, amortization and depreciation	1,045	678
Less: Trip support costs	(9,397)	(7,522)

Trip Contribution Profit	12,070	7,394
Trip Contribution Margin	52%	45%

Our gross profit from Service revenue is calculated as follows:

	Three Months Ended September 30,
(In thousands, except percentages)	2023	2022
Service revenue	$23,387	$16,355
Less: Cost of Service revenue, net of amortization and depreciation	(1,920)	(1,439)
Less: Cost of Service revenue, amortization and depreciation	(1,045)	(678)

Gross profit from Service revenue	$20,422	$14,238
Gross margin from Service revenue	87%	87%

For the three months ended September 30, 2023, Trip contribution profit amounted to $12.1 million, an increase of $4.6 million, or 61%, from the year prior. The change is primarily attributable to a $7.0 million increase in Service revenue, partially offset by a net increase in Trip support costs of $1.9 million. The net increase in Trip support costs was primarily driven by $4.3 million of incremental Trip support cost arising from the newly acquired assets of HyreCar Inc. (see Note 3 — Business Combination to our consolidated financial statements included herein), partially offset by a $2.5 million reduction in Trip support costs attributable primarily to our TrustScore.

For the three months ended September 30, 2023, our Trip Contribution Margin was 52%, an improvement from our Trip Contribution Margin of 45% in the same period the year prior. The improvement in our Trip Contribution Margin is largely attributable to an increase in Service revenue discussed in the Total Revenues section elsewhere in this document, partially offset by an increase in Trip support costs as part of the Operations and Support costs.

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

The following tables present a reconciliation of Adjusted EBITDA from the most comparable GAAP measure, Net Loss, for the periods presented:

	Three Months Ended September 30,
(In thousands)	2023	2022
Net Loss	$(27,346)	$(32,419)
Plus: warrant liability, convertible promissory note and securities fair value adjustment	8,650	6,664
Plus: interest and other income (expense), net	(158)	2,088
Minus: income tax provision	(244)	(166)
Plus: depreciation and amortization	4,135	2,322
Plus: stock-based compensation	3,548	1,275
Plus: expense not incurred in the regular course of business	138	391
Adjusted EBITDA	(11,277)	(19,845)

For the three months ended September 30, 2023, Adjusted EBITDA was a loss of $11.3 million, a favorable change by $8.6 million, or 43%, from the loss of $19.8 million from the year prior, driven primarily by a Trip contribution profit improvement of $4.6 million, a reduction in marketing expenses of $2.5 million aided by corporate overhead reduction following commencement of the restructuring announced in the first quarter of 2023.

Comparison of the nine months ended September 30, 2023 and 2022

The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table summarizes our consolidated statements of operations and comprehensive loss for each of the periods presented:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Service revenue	$52,810	$43,967
Lease revenue	1,129	1,058
Total Revenues	$53,939	$45,025
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization):
Service	$4,995	$3,754
Lease	107	90
Sales and marketing	15,486	22,736
Operations and support	45,000	39,596
Technology and product development	12,286	13,374
General and administrative	40,224	38,665
Depreciation and amortization	9,914	7,670
Total Operating Expenses	$128,012	$125,885
Loss from Operations	$(74,073)	$(80,860)
Other Income (Expense)
Convertible promissory note fair value adjustment	(7,765)	3,896
Note payable fair value adjustment	(245)	—
Warrant fair value adjustment	209	(17,521)
Interest income (expense), net	506	(7,903)
Other income, net	331	1,258
Total Other Income (Expense)	$(6,964)	$(20,270)
Loss, before benefit for income taxes	(81,037)	(101,130)
Income Tax Benefit	(623)	(547)
Net Loss	$(80,414)	$(100,583)
Change in fair value of the convertible instrument liability	$15,628	$—
Foreign Currency Translation Loss	(1,876)	(19,553)
Comprehensive Loss	$(66,662)	$(120,136)

The following table sets forth the components of our consolidated statements of operations and comprehensive loss for each of the periods presented as a percentage of Total Revenues:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Service revenue	98%	98%
Lease revenue	2%	2%
Total Revenue	100%	100%
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization):
Service	9%	8%
Lease	0%	0%
Sales and marketing	29%	50%
Operations and support	83%	88%
Technology and product development	23%	30%
General and administrative	75%	86%
Depreciation and amortization	18%	17%
Total Operating Expenses	237%	280%
Loss from Operations	(137)%	(180)%
Other Income (Expense)
Convertible promissory note fair value adjustment	(14)%	9%
Note payable fair value adjustment	0%	—%
Warrant fair value adjustment	0%	(39)%
Interest income (expense), net	1%	(18)%
Other income, net	1%	3%
Total Other Income (Expense)	(12)%	(45)%
Loss, before benefit for income taxes	(150)%	(225)%
Income Tax Benefit	(1)%	(1)%
Net Loss	(149)%	(223)%
Change in fair value of the convertible instrument liability	29%	0%
Foreign Currency Translation Loss	(3)%	(43)%
Comprehensive Loss	(124)%	(267)%

Total Revenues

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Service revenue	$52,810	$43,967	$8,843	20%
Lease revenue	1,129	1,058	71	7%
Total revenue	$53,939	$45,025	$8,914	20%

For the nine months ended September 30, 2023, the Company’s total revenues increased by $8.9 million, or 20%, compared to the same period in the prior year. This change was primarily driven by incremental revenue of $12.3 million arising from the investment in acquisition of assets of HyreCar Inc (see Note 3 — Business Combination to our consolidated financial statements included herein). Additionally overall risk and pricing strategy improvements resulted in an increase in our GBV on a per trip basis. In December 2022 we deployed a new version of our Getaround TrustScore - a proprietary next-generation artificial intelligence (AI) for risk and pricing optimization aimed to improve the trust, safety and economics of our marketplace. Getaround TrustScore combines machine learning with over a decade of data from trips taken on our platform to provide optimized pricing and security deposits for each carsharing trip. With Getaround TrustScore, we expect to be able to more accurately price risk on trips, provide upfront transparency for what guests should expect to pay while reducing our Trip support costs, inclusive of claims and insurance costs. Using this next-generation AI we anticipate that insurance and claims costs will be reduced by up to 50%.

Service revenue increased by $8.8 million, or 20%, driven primarily by incremental Service revenue of $12.3 million arising from the investment in acquisition of assets of HyreCar Inc (see Note 3 — Business Combination to our consolidated financial statements included herein). Furthermore, our overall risk and pricing strategy improvements resulted in an increase in our GBV on a per trip basis. Additionally, we reduced incentives to attract new customers onto the marketplace, a contra-revenue component of our Service revenue, by $2.7 million. See “Key Business Metrics” below for a discussion of GBV.

Lease revenue increased by a total of $71.0 thousand, or 7%, primarily due to Hosts’ greater utilization of parking locations within our marketplace of parking providers, which increased the overall number of parking spaces generating Lease revenue.

Cost of Revenue (exclusive of depreciation and amortization)

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Service	$4,995	$3,754	$1,241	33%
Lease	107	90	17	19%
Total cost of revenue	$5,102	$3,844	$1,258	33%
Percentage of total revenues	9%	9%

Total cost of revenue (exclusive of depreciation and amortization) increased $1.3 million, or 33%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Cost of revenue varies with both the price and number of the transactions, which impact transaction processing fees, as well as with overall traffic, including research and development activities, on our platform that impacts the hosting charges. The overall increase is largely attributable to the augmentation of our operations in connection with the 2023 Business Combination (see Note 3 — Business Combination to our consolidated financial statements included herein).

Sales and Marketing

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Sales and marketing	$15,486	$22,736	$(7,250)	(32)%
Percentage of total revenues	29%	50%

Sales and marketing expense decreased $7.3 million, or 32% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was primarily attributable to a decrease of $4.3 million in advertising and related expenses, as well as to a $3.0 million decrease in compensation expense, of which $0.6 million is related to a decrease in stock-based compensation expense, as a result of the restructuring plan we commenced executing early in the year.

Operations and Support

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Operations and support	$45,000	$39,596	$5,404	14%
Percentage of total revenues	83%	88%

Operations and support expenses increased $5.4 million, or 14%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily attributable to a $3.5 million increase in compensation expense, $1.1 million of which is related to an increase in stock-based compensation expense, driven primarily by acquisition of key employees of HyreCar Inc., and a $2.6 million net increase in insurance and claims expenses driven primarily by a $6.5 million of incremental claims expense arising from the addition of operations resulting from the 2023 Business Combination in which we acquired substantially all assets of HyreCar Inc.(see Note 3 — Business Combination to our consolidated financial statements included herein). The increase was partially offset by improvements in operations and support costs driven by Getaround TrustScore.

In December 2022 we deployed a new version of our Getaround TrustScore - a proprietary next-generation artificial intelligence (AI) for risk and pricing optimization aimed to improve the trust, safety and economics of our marketplace. Getaround TrustScore combines machine learning with over a decade of data from trips taken on our platform to provide optimized pricing and security deposits for each carsharing trip. With Getaround TrustScore, we expect to be able to more accurately price risk on trips, provide upfront transparency for what guests should expect to pay while reducing our Trip support costs, inclusive of claims and insurance costs. Using this next-generation AI we anticipate that insurance and claims costs will be reduced by up to 50%. The Getaround TrustScore has not yet been applied to trips booked through the HyreCar platform or the Getaround platform in Europe.

Technology and Product Development

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Technology and product development	$12,286	$13,374	$(1,088)	(8)%
Percentage of total revenues	23%	30%

Technology and product development costs decreased $1.1 million, or 8%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was primarily driven by capitalization of the value of development work in the amount of $3.3 million, partially offset by $1.8 million in stock-based compensation expense.

General and Administrative

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
General and administrative	$40,224	$38,665	$1,559	4%
Percentage of total revenues	75%	86%

General and administrative expenses increased $1.6 million, or 4%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was largely attributable to a $4.9 million increase in compensation and related expense, inclusive of $2.7 million increase in stock-based compensation expense, primarily driven by the acquisition of certain employees of HyreCar Inc., and $0.8 million increase in excess and directors and officers insurance cost (see Note 3 — Business Combination to our consolidated financial statements included herein). The increase was partially offset by a $1.3 million decrease in legal professional services following the completion of the 2022 Business Combination and $1.0 million decrease in recruiting costs as we reached our hiring targets. Additionally, bad debt decreased by $3.0 million driven by our risk and pricing strategy improvements through deployment of the Getaround TrustScore.

Depreciation and Amortization

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Depreciation and amortization	$9,914	$7,670	$2,244	29%
Percentage of total revenues	18%	17%

Depreciation and amortization expense increased by $2.2 million, or 29%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase is primarily driven by the increase in amortization expense related to newly acquired intangible assets as part of the Business Combination.

Convertible Promissory Note and Securities Fair Value Adjustment

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Convertible promissory note fair value adjustment	$(7,765)	$3,896	$(11,661)	(299)%
Percentage of total revenues	(14)%	9%

We have elected to carry some of our convertible debt at fair value, and we continue to do so, which, at times, subjects such debt to significant fair value fluctuations. The convertible promissory note and securities fair value adjustment changed by $11.7 million, or 299%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, following the change in the fair value of the outstanding convertible promissory notes and securities. Please refer to Note 4 - Fair Value Measurements to our consolidated financial statements included elsewhere in this document for additional details on fair valuation of underlying securities.

Note Payable Fair Value Adjustment

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Note payable fair value adjustment	$(245)	$—	$(245)	0%
Percentage of total revenues	0%	0%

We have elected to carry some of our note payable at fair value, and we continue to do so, which, at times, subjects such debt to significant fair value fluctuations. The note payable fair value adjustment changed by $0.2 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, following the change in the fair value of the note payable. Please refer to Note 4 - Fair Value Measurements to our consolidated financial statements included elsewhere in this document for additional details on fair valuation of underlying note payables.

Warrant Liability Fair Value Adjustment

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Warrant fair value adjustment	$209	$(17,521)	$17,730	(101)%
Percentage of total revenues	0%	(39)%

Warrant liability fair value adjustment changed by $17.7 million, or 101%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Change in fair value of the warrant liability fluctuates with the changes in the fair value of the underlying securities. Please refer to Note 4 – Fair Value Measurements to our consolidated financial statements sincluded in this document for additional details on fair valuation of underlying warrants.

Interest Expense, Net

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Interest income (expense), net	$506	$(7,903)	$8,409	(106)%
Percentage of total revenues	1%	(18)%

Interest income (expense), net, changed by $8.4 million, or 106%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily driven by a decrease in our long-term debt carried at historical cost. There was $75.0 million in notes payable issued in October of 2021 that resulted in net interest expense being recognized during the nine months ended September 30, 2022. This debt was paid off in connection with the Business Combination in December 2022.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Other income, net	$331	$1,258	$(927)	(74)%
Percentage of total revenues	1%	3%

Other income (expense), net changed by $0.9 million, or 74%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was primarily a result of a change in realized and unrealized foreign currency exchange gains and losses, and a mix of miscellaneous expenses unrelated to our core operations,

Income Tax Benefit

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	$	%
Income tax benefit	$(623)	$(547)	$(76)	14%
Percentage of total revenues	(1)%	(1)%

Income tax benefit increased by $0.1 million, or 14%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase is primarily attributable to our international operations.

Segment and Geographical Results of Operations

We view and operate our business as one operating segment. Refer to Note 17 — Segment and Geographical Area Information to our consolidated financial statements included elsewhere in this prospectus for additional details on this determination.

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

	Nine Months Ended September 30,
(In thousands)	2023	2022
Gross Booking Value	$154,711	$136,055

For the nine months ended September 30, 2023, GBV amounted to $154.7 million, an increase of $18.7 million, or 14%, from the year prior, primarily attributable to the $23.5 million of incremental GBV arising from the HyreCar acquisition and improvements in revenue management which generated higher GBV per Trip, partially offset by the temporary reduction in revenue driven by the launch of our Getaround TrustScore which reduced rented hours and, correspondingly reduced GBV generated by lower trust, higher risk guests, as discussed under the Total Revenues paragraph herein. In December 2022 we deployed a new version of our Getaround TrustScore - a proprietary next-generation artificial intelligence (AI) for risk and pricing optimization aimed to improve the trust, safety and economics of our marketplace. Getaround TrustScore combines machine learning with over a decade of data from trips taken on our platform to provide optimized pricing and security deposits for each carsharing trip.

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

	Nine Months Ended September 30,
(In thousands)	2023	2022
Trips	724	722

For the nine months ended September 30, 2023, we facilitated 724 thousand Trips, an increase of two thousand or less than 1% from the 722 thousand Trips during the same period in the year prior. The overall stagnation in Trips is largely attributable to the reduction in direct marketing investments, combined with the impact of Getaround TrustScore, which reduced the number of Trips booked by lower trust, higher risk guests, and the investment in acquisition of the assets of HyreCar Inc., which traditionally attracted Guests who booked fewer longer trips rather than more frequent shorter trips.

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

The following tables present a reconciliation of NMV from the most comparable GAAP measure, Service Revenues, for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Service Revenues	$52,810	$43,967
Plus: EU insurance share(1)	17,757	15,922
Net Marketplace Value	$70,567	$59,889

(1)
Represents the amount of insurance fees charged through the Getaround platform in Europe that are not recognized as revenue.

For nine months ended September 30, 2023, NMV amounted to $70.6 million, an increase of $10.7 million, or 18%, from the $59.9 million for the same period in the year prior. The change was primarily driven by a $1.8 million increase in the sale of European insurance and $8.8 million increase in Service revenue, discussed elsewhere in this analysis.

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

The following tables present a reconciliation of Trip Contribution Profit from the most comparable GAAP measure, gross profit from Service revenue, for the periods presented:

	Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022
Gross profit from Service revenue	$45,014	$38,087
Gross margin from Service revenue	85%	87%

Plus: Cost of Service revenue, amortization and depreciation	2,801	2,126
Less: Trip support costs	(22,981)	(19,827)

Trip Contribution Profit	24,834	20,386
Trip Contribution Margin	47%	46%

Our gross profit from Service revenue is calculated as follows:

	Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022
Service revenue	$52,810	$43,967
Less: Cost of Service revenue, net of amortization and depreciation	(4,995)	(3,754)
Less: Cost of Service revenue, amortization and depreciation	(2,801)	(2,126)

Gross profit from Service revenue	$45,014	$38,087
Gross margin from Service revenue	85%	87%

For the nine months ended September 30, 2023, Trip contribution profit amounted to $24.8 million, an increase of $4.4 million, or 22%, from the same period in the year prior. The change is attributable to a $8.8 million increase in Service revenue partially offset by $3.3 million net increase in Trip support costs primarily driven by incremental cost of operations arising from the newly acquired assets of HyreCar Inc. (see Note 3 — Business Combination to our consolidated financial statements included herein) partially offset by the beneficial impact of Getaround TrustScore, and $1.2 million increase in cost of Service revenue, as discussed elsewhere in this document.

For the nine months ended September 30, 2023, our Trip Contribution Margin was 47%, a marginal improvement compared to our Trip Contribution Margin in the same period of the year prior.

Adjusted EBITDA

We define Adjusted EBITDA as net income adjusted for: (i) fair value adjustment of instruments carried at fair value; (ii) interest income (expense) and other income (expense); (iii) income tax provision; (iv) gain/(loss) on extinguishment of debt; (v) depreciation and amortization; (vi) stock-based compensation expense; (vii) contingent compensation; and (viii) certain expenses determined to be incurred outside of the regular course of business which includes: expenses associated with the termination of our leased vehicle supply arrangements, certain legal settlements and business combination-related legal fees, and investments in preparation of going public, initial implementation projects and transaction costs associated with proposed business combinations that are not subject to deferral. Adjusted EBITDA is a key performance measure that we use to assess operating performance and operating leverage of our business. As Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. Accordingly, we believe that Adjusted EBITDA provides useful to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. The items excluded from our Adjusted EBITDA calculation are either non-cash in nature, or not driven by core results of recurring operations and therefore not predictable or recurring, rendering comparisons with prior periods and competitors less meaningful.

The following tables present a reconciliation of Adjusted EBITDA from the most comparable GAAP measure, Net Loss, for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Net Loss	$(80,414)	$(100,583)
Plus: warrant liability, convertible promissory note and securities fair value adjustment	7,801	13,625
Plus: interest and other income (expense), net	(837)	6,645
Minus: income tax provision	(623)	(547)
Plus: depreciation and amortization	9,914	7,670
Plus: stock-based compensation	9,953	4,945
Plus: contingent compensation(1)	—	1,180
Plus: expense not incurred in the regular course of business	720	1,856
Adjusted EBITDA	(53,486)	(65,209)
(1)
Represents retention-based compensation related to a 2019 acquisition

For the nine months ended September 30, 2023, Adjusted EBITDA was a loss of $53.5 million, a favorable change by $11.7 million, or 18%, from the loss of $65.2 million from the same period in the year prior, driven primarily by reduction in marketing expenses of $7.2 million, and improvement in Trip contribution profit of $4.3 million aided by reduction in corporate overhead following commencement of the restructuring announced in the first quarter of 2023.

Liquidity and Capital Resources

Our principal sources of liquidity have historically consisted of cash generated from our financing activities. As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents of $22.2 million, exclusive of restricted cash of $3.6 million. Cash and cash equivalents consisted of institutional money market funds, and similar instruments that have an original maturity date of less than six months and are readily convertible into known amounts of cash. Restricted cash consists of letters of credit collateralizing lease agreements.

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

We have incurred cumulative losses from inception through September 30, 2023 and expect to incur additional losses for the foreseeable future. Our ability to fund our operations and capital expenditures beyond our current cash, cash equivalents and marketable securities resources will depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to develop and promote our platform, as well as to grow our marketplace globally. Our future capital requirements depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges, or unforeseen circumstances, or for other reasons. As a result, we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after the date the financial statements are issued.

Cash Flows

The following tables presents the summary cash flow information for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(43,963)	$(63,206)
Investing activities	(11,798)	(1,607)
Financing activities	13,792	31,685
Net (decrease) increase in cash	(41,969)	(33,128)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(161)	(2,522)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(42,130)	$(35,650)

Operating Activities

During the nine months ended September 30, 2023 and 2022, cash flows used in operating activities were $44.0 million and were $63.2 million, respectively. Comparability of operating cash flows between comparable periods was impacted by changes in working capital primarily driven by following factors: (i) sales volumes and timing of collections, (ii) volume of purchases and timing of payments, (iii) timing and volume of payments related to the cash portion of the contingent compensation liability incurred in connection with the 2019 Acquisition, and (iv) fluctuations in liability from obligation to remit insurance fees collected on behalf of an insurance company in Europe due to the timing of payments.

Investing Activities

During the nine months ended September 30, 2023, cash flows used in investing activities amounted to $11.8 million, consisting of $0.8 million in purchases of property and equipment, $3.3 million of capitalized software, and $7.8 million related to the acquisition of Hyrecar, partially offset by $0.1 million from proceeds from the sale of property and equipment.

Net cash used in investing activities during the nine months ended September 30, 2022 amounted to $1.6 million, consisting of $1.6 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $13.8 million during the nine months ended September 30, 2023 consisting of $3.0 million in proceeds from issuance of the Mudrick Bridge Note and $11.7 million in proceeds from issuance of the Mudrick Super Priority Note.

Net cash provided by financing activities was $31.7 million for the nine months ended September 30, 2022, primarily consisting of $31.8 million from proceeds from the issuance of Bridge Loans and $0.1 million form proceeds from the exercise of common stock options, partially offset by $0.2 million repayment of the PGE Loan.

Contractual Obligations and Commitment

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Below is a table that shows our contractual obligations as of September 30, 2023:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long Term Debt(1)	$193,174	$15,020	$2,248	$175,906	$—
Operating Lease(2)	24,923	1,021	8,423	8,819	6,660
Total Contractual Obligations	$218,097	$16,041	$10,671	$184,725	$6,660

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

For a description of our significant accounting policies (See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in this report).

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

Item 1A. Risk Factors

Getaround TrustScore,uses certain elements of Artificial Intelligence, or "AI", which presents certain privacy and security risks that could materially impact our business and our results of operations. The application of existing and new privacy and data security laws, rules or regulations to our use of AI may limit or curtail such use, lead to increased costs of compliance with such rules, new consumer rights which our platform and technology cannot provide on a cost-effective basis, or subject us to material fines and penalties. For example, regulators in the EU have proposed stringent AI regulations, and other jurisdictions will likely do the same, including in the US. If we cannot comply with such laws, rules and regulations on a cost-effective basis our business may be harmed.

Our business is subject to numerous other risks and uncertainties, including those described in Part I. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, under the section entitled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. You should carefully consider the Risk Factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

The occurrence of one or more of the events or circumstances described in the Risk Factors, alone or in combination with other events or circumstances, may adversely affect our ability to realize the anticipated benefits of the Business Combination and may harm our business.

Other than the risks set forth in this Item 1A, there have been no material changes to the Risk Factors described in Part I. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Promissory "Bridge" Note issued by the Company to Mudrick Capital Management L.P. on August 7, 2023

10.2

Subscription Agreement, dated as of September 8, 2023, by and between the Company and Mudrick Capital Management L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40152) filed with the SEC on September 12, 2023).

10.2(a)

Form of Super Priority Notes due August 7, 2024 (incorporated by reference to Exhibit 10.1(a) to the Registrant’s Current Report on Form 8-K (File No. 001-40152) filed with the SEC on September 12, 2023).

10.4	First Supplemental Indenture dated September 7, 2023 by and between the Company, Getaround Operations LLC, and U.S. Bank Trust Company, National Association, as trustee,

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of Getaround, Inc. for the quarter ended September 30, 2023, formatted in inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

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