Form 10-K
period 2023-12-31
Getaround, Inc
filed 2024-03-29
CIK 1839608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $18.4 million, based on the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2023.

The number of shares of the registrant’s common stock outstanding as of March 28, 2024, was 93,182,117.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the registrant's definitive proxy statement to be filed in connection with the registrant’s annual meeting of stockholders to be held in respect of its fiscal year ended December 31, 2023, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2023.

GETAROUND, inc.

annual report on form 10-K
For the fiscal year ended decembEr 31, 2023

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
•
our ability to maintain the listing of our common stock on the NYSE;
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
•
the implementation and effects of our restructuring plans;
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
•
the impact of global, national or regional events on our business, the transportation industry, travel trends, and the global economy generally;
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
•
The successful operation of our business and marketplace depends upon the performance and reliability of our operational systems and those of third parties on which we rely.
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
•
There can be no assurance that we will be able to regain compliance or comply with the continued listing standards of NYSE, which could result in the delisting of our common stock, limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

Purpose & Overview

Getaround’s purpose is to propel the world’s transition to a more sustainable society, economy and environment, by empowering people to carshare anywhere. Through our carsharing marketplace, we strive to make the world’s cities and communities better places to live and work.

Getaround is a global carsharing marketplace, powered by proprietary technology, designed to make sharing cars simple, digital, on-demand, and automated. We reimagined the traditional car ownership model by empowering consumers, whom we refer to as our guests, to instantly and conveniently access safe, affordable and desirable cars they need while providing earnings potential to car owners who supply them, whom we refer to as our hosts. We believe booking and sharing cars should be a frictionless and hassle-free experience. Our technology platform offers choice and agency to guests and hosts, enabling both a traditional rental experience where guests meet the host ahead of their trip, or a fully contactless experience without guests needing to wait in line at a car rental facility, manually fill out any paperwork, or meet anyone in person to exchange keys. Since launching in 2011, we have been focused on building and innovating our digital carsharing marketplace in the United States and internationally. As of December 31, 2023, our platform supports approximately 2 million unique guests and has approximately 80,000 active cars in more than 1,000 cities across 8 countries worldwide, including in the United States and across Europe.

Our proprietary cloud-based platform, which we call the Getaround Connect Cloud Platform, creates a digital experience that makes it easy for guests to find cars nearby, and for hosts to share their cars with guests, in both high and low population-density geographies. We have established a broad network of loyal hosts and guests on our platform. Hosts benefit from low entry costs, digital fleet management, and dynamic pricing algorithms and optimization informed through data analytics. Guests benefit from an easy-to-use platform, the ability 24/7 to book cars located nearby by the hour or day, and, with cars utilizing our Connect technology, a contactless booking, pickup and return experience, eliminating the need for in-person interaction. We leverage our powerful technology platform, our scaled network, and the rich data captured from trips to derive insights and to innovate in order to provide hosts and guests a differentiated product offering compared to competitors.

Connected cars on our network are installed with either our proprietary Getaround Connect electronic Internet of Things (“IoT”) device or with a third-party after-market IoT device compatible with our network. The Getaround Connect IoT device can be installed on virtually any car make or model in just one hour by a member of our certified network of third-party technicians. We believe our Connect Cloud Platform positions us well for partnerships with original equipment manufacturers (OEMs) that will seamlessly integrate our technology with potentially millions of “connected” cars with built-in telematics in the future (we call these “native” integrations) through our expanding relationships with OEMs such as Toyota.

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

Our Solution

The Getaround digital carsharing marketplace derives demand from guests who want access to cars nearby 24/7 for a variety of use cases, such as local and long-distance getaways, running errands, business travel, and driving to earn through rideshare and delivery platforms. These guests connect with hosts who want to earn income by sharing their cars. Hosts can earn income and optimize their underutilized cars when it is convenient for them through our digital and connected remote management technology, while guests can access vehicles on demand without the commitment or the financial investment of car ownership.

Our marketplace is accessed through the Getaround app. Guests input the start and end time of their requested booking, from one hour to multiple weeks, and then are given options of available cars within close proximity of their current location or another specified location. Once a guest selects a car and chooses the level of protection plan they want for the duration of their trip, the booking is confirmed. Our digital technology removes the need for the host to manually approve the booking, or for cars with Getaround Connect, to meet the guest in person to hand over the car keys at pickup or return.

Value Proposition to Guests

As of December 31, 2023, our platform supports approximately 2.0 million guests in over 1,000 cities across 8 countries. Our distinctive combination of market positioning, pricing, and accessibility democratizes vehicle access for people from varying socioeconomic backgrounds. We believe growth of guests in our marketplace is enabled by:

•
Digital, contact-optional model. We believe guests choose Getaround because of our digital model which allows for ease of use, simplicity, transaction speed, and a wide-ranging supply of available cars. Our product is designed to offer a contactless experience, where our guests do not need to meet hosts in person to exchange keys and/or manually make arrangements to pick up or return the car.
•
Fast time to booking. Our easy-to-use application and our efficient onboarding process allows guests the ability to book cars quickly and without friction. Guest verification and onboarding processes are purely digital. As a result, new guests can book on Getaround instantly and seamlessly, putting them on the road faster.
•
Access to an expansive catalog of cars within close proximity. Unlike traditional car rental models or our analog carsharing competitors, most Getaround cars are available 24/7 wherever the car can be parked. A guest who wants to book a car has the ability to choose from an available range of cars that may be within walking distance without the need to travel to a centralized pickup destination such as an airport or office. Guests also benefit from a wider selection offered by a marketplace; rather than a class of vehicle, guests book and pick up the specific make, model, trim, and year of vehicle they prefer.
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
•
Opportunity to earn through the gig economy. With the acquisition of HyreCar’s assets in May 2023, Getaround became the largest carsharing platform to support rentals for both leisure use as well as participation in rideshare and delivery services ("gig services"). Expanding on Getaround’s existing Driver With Uber program, HyreCar’s dedicated carsharing marketplace for gig provides guests who either do not want to use their personal vehicles or lack a personal vehicle to earn money through a growing number of gig services.

•
Trusted brand for customer service. We are focused on providing best-in-class customer service as we endeavor to promote repeat guest bookings. Our global and cross-channel support teams have deep domain expertise and ensure that issues are resolved in a timely manner.

Value Proposition to Hosts

Our hosts range from individuals with one car in our marketplace to entrepreneurs with multiple cars in our marketplace. We refer to hosts with three or more cars in our marketplace as Powerhosts. A significant majority of our revenue in any period depends on a large number of Powerhosts and we strive to make it easy to scale on our platform. Many of our hosts start off with only one vehicle and add more vehicles to their fleet over time as they see the opportunity to make a business out of renting their cars. Growth of hosts is enabled by:

•
Low entry costs and digital management. Becoming a host on Getaround is an opportunity broadly available to most car owners as it requires little to no upfront capital and no specific expertise or complex skills. Given the digital nature of our marketplace, hosts can start on their own as “solopreneurs” without any need for upfront investment in staff, real estate, front-office operations, or other costly upkeep. Among other things, we believe this provides opportunities to underrepresented and lower socioeconomic populations to become entrepreneurs on the Getaround platform to earn a higher standard of living with greater flexibility and control, which aligns with our commitment to facilitate the well-being of the people and communities we serve.
•
Freedom to generate income from new sources. Getaround’s platform recognizes that people increasingly want to choose how they earn income and provides opportunities to generate supplemental income or even primary income, depending on their level of platform utilization. Among carsharing platforms, Getaround hosts have the unique opportunity to rent their vehicles for multiple use types, including rentals for leisure or gig services.
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
•
Dynamic pricing. Hosts are provided with dynamic utility and risk pricing to help maximize income opportunities. Pricing is determined based on local supply and demand dynamics and trip-related risk profiles. Our platform allows this to be done with virtually no manual effort needed from the host, enabling us to deliver what we estimate is a much higher revenue yield per car per unit of time as compared to other peer-to-peer carsharing marketplaces.

Our Technology

The Getaround Connect platform powers our digital carsharing marketplace, and is a vertically integrated technology stack of software and hardware consisting of cloud software, big data systems, real-time communications infrastructure, advanced data science and machine learning, and integrated IoT hardware devices. Our Connect IoT device enables analog and unconnected cars to connect and communicate with our platform, providing seamless experiences for hosts and guests. By leveraging machine learning paired with our data from Getaround apps, mobility partners, the digital marketplace, IoT devices, and OEM cloud systems, we believe we are able to continuously improve our offering with increasing economies of scale as new users join our network.

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

•
Marketplace features and functionality: Our marketplace platform enables hosts on our platform to list and manage the lifecycle of their vehicles, from streamlining the onboarding process of a new vehicle onto the platform and installing the Getaround Connect IoT device, to fleet management tools that allow the host to monitor the status of their vehicles on the platform, to profile and location management. Our digital marketplace includes a robust review and ratings system allowing hosts and guests to both provide feedback on the trip experience and vehicle quality. The marketplace incorporates these ratings into a larger search and ranking system which allows users to quickly discover the best cars available for a particular use case.
•
International support: Our platform operates in 8 countries as of December 31, 2023, with support for over 100 currencies. Our platform has multiple language support, with our app translated into multiple languages. Additionally, our platform is designed to support compliance and reporting requirements in multiple jurisdictions.
•
Advanced data science and machine learning: We believe our data capabilities provide us with a significant competitive advantage. We leverage data from our Getaround Connect technology platform to continually improve our user experience and with every trip, our systems get smarter and continue to improve as more data is collected. Our Getaround Connect Cloud stores data from the expanding usage of our platform, including millions of miles driven and trips taken, and utilizes data science to enable advanced functionality, such as:
•
Dynamic pricing: We leverage our unique dataset to optimize revenue yield and continually improve upon our ability to predict consumer willingness to pay on a per-booking basis. Additionally, our proprietary risk scoring model, Getaround TrustScore, powers our estimates of risk on a per-booking basis, allowing the system to dynamically price-in and compensate for risk patterns as they evolve.
•
Fraud and risk prevention: Our expanding data set allows us to learn and detect patterns of fraudulent activity which we evaluate in real-time when guests book trips through our platform. Our technology also enables secure and automated verification of identities to block abusers and provide real-time insights that enable us to reduce the incidence of fraud and manage risk.
•
Marketplace optimization: We have a significant dataset of booking intent and demand signals which we use to optimize marketplace dynamics, including rebalancing supply and increasing utilization rate by, for example, optimizing trip stacking — the sequence of trips booked for a specific car. We intend to provide more data to our hosts to help them more effectively share their cars..
•
Smart automation: Our data and machine learning models enable the automatic detection, billing, and cost recovery of certain events that occur during a guest’s trip, streamlining these processes for our hosts and providing additional information on vehicle health and driving behavior.
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

Sales and Marketing

The goal of our marketing efforts is to balance supply of, and demand for, cars to increase the number of transactions on our marketplace in a manner that maximizes earning potential for hosts and the availability of cars for guests (what we call market liquidity). For our core markets, we deploy a large supply of cars in densely populated areas made available to a large population of guests with ease of access to cars and great user engagement, ultimately leading to repeat users.

We acquire and engage hosts and guests through a variety of marketing initiatives, some directed to hosts and guests individually and others through our host and guest communities. These include building brand awareness and advocacy through a combination of awareness campaigns including advertising, events and search engine marketing, generating earned media, and word-of-mouth through social media, viral marketing and referrals, and broadening our relationships with existing hosts and guests. We have built a marketing and onboarding engine for both individual and entrepreneur hosts and guests to match the demand and supply needs of different markets through a range of marketing capabilities.

Our targeted marketing outreach efforts are supported by dedicated sales, account management and community engagement programs that help attract new hosts. Additionally, through our dedicated account management teams, self-serve content, and several community engagement programs, we proactively support the onboarding and growth of hosts. As part of this effort, our sales team supports new hosts through education on the benefits of the digital marketplace and assistance in coordinating installation of the Getaround Connect IoT device.

Our marketing engine continuously evaluates market dynamics to identify and recommend market-specific actions for on-going optimization of marketplace liquidity. These market specific recommendations (often at sub-market, zones, and ZIP code levels) are then executed through a diverse set of marketing channels and account management efforts to optimize for the highest return of investment.

Research and Development

Our success has been driven by the time, attention and investment we place on continued innovation in our technology and marketplace, including our proprietary Getaround Connect platform and IoT device. Since our inception, we have focused on developing products to empower a global marketplace of hosts, guests, and third-party partners.

Our team also focuses on developing and enhancing our proprietary Getaround Connect IoT platform and supporting the use of third party IoT devices and platforms. We are on the fourth generation of our Getaround Connect hardware, which is manufactured in the United States. Our team includes specialized automotive engineers and technicians who are responsible for utilizing data compiled in our research and development process to support an ever-growing selection of car makes and models. Additionally, our R&D team also maintains and curates the vast and expanding proprietary dataset generated from the use of our technology platform and marketplace. We algorithmically improve our user experience end-to-end by utilizing data science capabilities for dynamic pricing intelligence, fraud prevention, marketplace optimization, and smart automation.

Competition

We operate in a highly competitive environment. Our competitors include largely analog peer-to-peer carsharing marketplaces such as Turo and traditional, asset-heavy rental car companies such as Enterprise, Hertz, Avis, Sixt, and Europcar, as well as Zipcar and other regional carsharing competitors in North America, Europe, and other regions. Additionally, we compete with the status quo of personal car ownership and other equivalent means of conveyance.

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

As of December 31, 2023, we had approximately 290 full-time employees, the vast majority of whom were located in the United States, France and Norway. Additionally, we utilize third-party contractors and temporary personnel to supplement our workforce. None of our employees are represented by a labor union or subject to a collective bargaining agreement other than in France, where our employees may be subject to certain national collective bargaining agreements that set minimum salaries, benefits, working conditions, and termination requirements.

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

Regulatory Approach

Getaround is subject to laws, rules and regulations in the jurisdictions in which we operate that involve matters central to our business. Some of these laws and regulations specifically relate to peer-to-peer carsharing marketplaces while others are generally applicable. These often differ by jurisdiction, and sometimes conflict, which may require us to implement jurisdictionally specific processes and policies. For example, as of December 31, 2023, approximately half of all U.S. states have enacted peer-to-peer carsharing legislation. In Europe, there is no regulation specific to carsharing but the European Union’s “Platform to Business” regulation governs relations between online intermediation services (such as marketplaces) and business users who use them to offer their goods and services.

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

Getaround provides or facilitates the provision of insurance coverage for trips that meets or exceeds the legal requirements in every jurisdiction in which it operates. Certain states have enacted insurance coverage requirements specifically for peer-to-peer carsharing, some of which as noted previously are based on the NCOIL model. Many of these states require that the peer-to-peer carsharing marketplace provide or ensure coverage in the amount of the state’s minimum financial responsibility applicable to competitors such as traditional rental car companies. In other states, however, such as California, New York, Oregon and Washington, peer-to-peer marketplaces must provide insurance coverage in excess of the amount required of traditional rental car companies, which could increase our pricing and/or reduce our earnings, and in turn weaken our competitive position.

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

As of December 31, 2023, we had 8 issued patents and 6 pending patent applications worldwide concerning our IoT technology, specifically methods and systems of enabling secure access to vehicles connected to the cloud, with priority dates as early as 2009. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

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

For the years ended December 31, 2023 and 2022, our net loss before provision for income taxes was $113.9 million and $136.7 million, respectively. Historically, we have devoted significant efforts and expenditures to grow our host and guest communities, improve our marketplace and platform, increase our marketing spend, rapidly expand our operations, and hire additional employees. Conversely, from time to time, including during 2023, we have scaled back these efforts by reducing our fixed and variable costs, specifically by implementing reductions in our workforce, suspending discretionary marketing spend, and eliminating certain additional fixed operating costs. In particular, while we are currently endeavoring to reduce our costs and lower our losses as we implement operating plans under new leadership, these efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues or decreasing our costs sufficiently. To date, we have financed our operations principally from the sale of our debt, equity or equity-linked securities, revenue generated through our marketplace, and the incurrence of indebtedness. Our cash flow from operations was negative for the years ended December 31, 2023 and 2022, and we may not generate positive cash flow from operations in any given period.

If our current cash runway is insufficient for us to be able to achieve or maintain positive cash flow, we will require additional financing, which may not be available on favorable terms or at all or which would be dilutive to our stockholders. If we are unable to raise sufficient funds, we will have to further reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any funding, and we might not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

Additionally we may also not be able to generate the revenue expected in the regions in which we operate or invest. Our revenue may decline for a number of other reasons, including reduced demand for our offerings, global economic weakness or macroeconomic shocks such as higher inflation and fuel prices, geopolitical conflicts, public health and safety concerns, increased competition, a decrease in the growth or size of the carsharing, ridesharing, or overall mobility market, any failure to capitalize on growth opportunities, local, state and federal laws and negative publicity. Any failure to increase our revenue or manage our operating expenses could prevent us from achieving or maintaining profitability.

If we are unable to address any of these risks and challenges successfully as we encounter them, our business may be harmed. Our failure to achieve or maintain profitability or positive cash flow could negatively affect the value of our common stock.

We have a limited operating history as an international company at our current scale, and in an evolving industry, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

While we began operations in 2011, our business model has not yet been fully proven. We have also grown rapidly in the last three years, both organically and through acquisitions, including by our acquisitions of Getaround SAS (formerly, Drivy SAS) in 2019 and the HyreCar business in May 2023. As a result, we have only a limited operating history at our current scale and as an international company, which may make it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including, in our case:

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
•
effectively managing our personnel and operations; and
•
maintaining and growing our partnerships and relationships with third parties, including with insurance providers, vehicle manufacturers, ridesharing companies, online search engine businesses and municipalities.

We cannot assure you that we will be successful in addressing these and other challenges we may face in the future and if we do not manage these risks successfully, our business and results of operations may be adversely affected. You should consider our business and prospects in light of the risks and difficulties we may encounter as an early-stage company. Further, we may not be able to achieve our growth objectives, and there is no assurance that our growth rate will continue or increase. We may not achieve sufficient revenue to achieve or maintain positive cash flow from operations or profitability in any given period.

We face intense competition and may not be able to compete successfully with current or future competitors, which could negatively impact our business, financial condition, and results of operations.

The travel and mobility industries in general, and the markets for carsharing services in particular, are intensely competitive, with frequent rapid changes in technology, consumer expectations and requirements, industry standards and regulations, and new products and services. Our competitors include other peer-to-peer carsharing marketplaces like Turo, and traditional, asset-heavy rental car companies such as Enterprise, Hertz, Avis, Sixt, and Europcar, as well as Zipcar and other regional carsharing competitors in North America, Europe, and abroad. Additionally, we compete with the status quo of personal car ownership and other equivalent means of transportation.

Many of our current and potential competitors possess significant competitive advantages over us, including longer operating histories, larger marketing and operating budgets, greater brand name recognition, higher amounts of available capital or access to such capital, larger host and vehicle bases for guests, more guests to reserve vehicles shared by hosts, more well-established regulatory environments and permitting regimes, preferential treatment by credit card insurance policies or personal insurance policies that may provide coverage to renters which are not equally available to customers of peer-to-peer carsharing, and more resources devoted to research and development of new and existing products and technology. As a result, our competitors may be better positioned to provide superior offerings to consumers and respond more rapidly and effectively than we can to new or existing business opportunities, products, technologies, and host and guest requirements and preferences. Many of our competitors offer discounted services, incentives, or alternative pricing models or focus on a particular geographic location or market segment. Our competitors may also make acquisitions or establish cooperative or other strategic relationships among themselves or with other complementary companies.

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

Our business depends on the overall demand for vehicle bookings. Any significant weakening of the economy in the United States or Europe or of the global economy, more limited availability of credit, economic uncertainty, inflation, financial turmoil affecting the banking system or financial markets, increased unemployment rates, restrictions and reduction in domestic or international travel, fluctuations in the price or availability of gasoline, and other adverse economic or market conditions may adversely impact our business and operating results. Global economic and political events or uncertainty may cause some of our current or potential hosts and guests to curtail their use of our marketplace. In addition, travel and other trends affecting our business have fluctuated in recent periods. In response to negative impacts from these factors, guests may not use or spend in our marketplace at rates we expect, thus further reducing demand for vehicle bookings. These adverse conditions have in the past resulted, and could in the future result, in reductions in consumer spending, slower adoption of new technologies, and increased competition. We cannot predict the timing, strength, or duration of any economic slowdown, including the current macroeconomic downturn, or any subsequent recovery generally. In addition, increases in the price of gasoline or overall inflation may cause guests to decrease their travel or choose alternative or lower cost methods of transportation than our offering. Similarly, increasing awareness around the impact of travel on climate change may adversely impact the travel and hospitality industries and demand for our marketplace. If the conditions in the general economy significantly deviate from present levels and continue to deteriorate, our business, financial condition, and results of operations could be adversely affected.

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

The number of vehicles shared and the volume of reservations made in our marketplace may also decline based on a number of other factors affecting hosts, including public health and safety concerns, economic, social, and political factors; state laws and regulations, or the absence of such laws and regulations, regarding carsharing; the availability and suitability of vehicles shared in our marketplace; the condition and cleanliness of shared vehicles in our marketplace; increased fuel prices or rationing of fuel; insurance coverage issues; our ability to secure sufficient parking locations for vehicles shared in our marketplace; enforcement of local licensure and parking laws, rules, and regulations; concerns about the installation or integration of our hardware into vehicles shared in our marketplace; perceptions of trust and safety on or off our marketplace; eligibility to reserve a shared vehicle in our marketplace; negative reservation outcomes such as automobile accidents, damage to shared vehicles, unlawful or unauthorized use of shared vehicles, and theft or embezzlement of shared vehicles; and our efforts to ensure the quality of hosts and guests, which include removing certain hosts and guests from our marketplace for failing to follow our terms of service and accompanying policies.

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

Our investments in our host community and in tools to assist these hosts may not be successful in growing or maintaining the number of hosts and vehicles in our marketplace. In addition, hosts may not participate in our marketplace if we cannot attract prospective guests to our marketplace and generate trip bookings from a large number of guests or if there is over-saturation of hosts in a particular area that causes downward pressure on the prices that hosts are able to charge. If we do not retain these hosts, our operations in certain markets and revenue from those markets may be jeopardized, and our business, financial condition, and results of operations may be negatively impacted as a result. A significant majority of our overall revenue depends on a large number of hosts who share multiple vehicles in our marketplace. We refer to hosts with three or more cars in our marketplace as Powerhosts. For the year ended December 31, 2023, cars shared by Powerhosts represented approximately 64% of our Gross Booking Value (“GBV”);

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

Maintaining and enhancing our brand and reputation is critical to our success, and negative publicity could damage our brand and harm our ability to compete effectively.

Our brand and our reputation are among our most important assets. Maintaining and enhancing our brand and reputation is critical to our ability to attract and retain hosts, guests, and employees, to compete effectively, to maintain and improve our standing in the communities where our hosts operate, including our standing with community leaders and regulatory bodies, and to mitigate legislative or regulatory scrutiny, litigation, and government investigations. We are heavily dependent on the perceptions of hosts and guests who use our marketplace to help make word-of-mouth recommendations that contribute to the success of our marketplace and revenue growth objectives.

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

Our success depends in large part on our ability to attract and retain high-quality management and employees. Our CEO, COO and other members of our senior management team, as well as other key employees, may terminate their employment with us at any time, which could materially adversely affect our business, financial condition, and results of operations.

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

Our company culture emphasizes innovation, collaboration, and collective focus on our business, financial, and operational goals. Our culture has contributed to the growth of our business and marketplace. Failure to maintain our corporate culture could cause us to lose focus of our objectives and key results, and such a failure may result from a variety of reasons, including our recent reductions in force, as well as from employee attrition as a result of changes in our operating plans and leadership transitions. Changes to (or erosion of) our corporate culture could negatively impact our business, financial condition, and results of operations.

We may not be able to effectively manage the risks presented by our business model internationally.

As of December 31, 2023, our platform supports approximately 2.0 million unique guests in over 1,000 cities across 8 countries. In addition to our headquarters in San Francisco, California, we also have regional offices in Paris, France and Oslo, Norway, and we have approximately 290 employees worldwide as of December 31, 2023. We expect to continue to make investments to expand our international operations. Managing a global organization is difficult, time consuming, and expensive, and requires significant management attention and careful prioritization, and any international expansion efforts that we may undertake may not be successful.

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

We have acquired multiple businesses, including our April 2019 acquisition of Getaround SAS (formerly, Drivy SAS), our June 2019 acquisition of Getaround Norge AS (formerly, Nabobil.no AS) and our May 2023 acquisition of certain assets and liabilities of HyreCar, Inc. related to the operation of its peer-to-peer car sharing business, and we regularly evaluate potential acquisitions. We may expend significant cash or incur substantial debt to finance such acquisitions, which indebtedness could result in restrictions on our business and significant use of available cash to make payments of interest and principal. In addition, we may finance acquisitions by issuing equity or convertible debt securities, which could result in further dilution to our existing stockholders. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs, as well as create the potential for confusion among our hosts and guests. For example, we operate two distinct marketplaces in North America on the one hand, and Norway and the European Union on the other hand, and there are risks associated with keeping our marketplaces distinct or integrating them into a single marketplace. If we fail to evaluate and execute acquisitions successfully, our business, financial condition, and results of operations could be materially adversely affected.

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

In connection with the audit of our consolidated financial statements for the year ended December 31, 2023, we and our independent registered public accounting firm identified material weaknesses (including the previously identified material weaknesses of Legacy Getaround described below) in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. In particular, these identified material weaknesses result from lack of proper segregation of duties relating to access controls and risk assessment process and lack of documentation for management review controls. We cannot assure you that any measures we may take in the near future will be sufficient to remediate these material weaknesses or avoid potential future material weaknesses. In addition, we may suffer adverse regulatory or other consequences, as well as negative market reaction, as a result of any material weaknesses, and we will incur additional costs as we seek to remediate these material weaknesses.

Prior to the Business Combination, Legacy Getaround identified material weaknesses in its internal control over financial reporting, which related to: (a) its risk assessment process; (b) lack of segregation of duties, and (c) lack of documentation for management review controls.

The management of Legacy Getaround concluded that these material weaknesses in its internal control over financial reporting were due to the fact that it was a private company with limited resources and did not yet have the necessary business processes and related internal control formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee its business processes and controls surrounding risk assessment, segregation of duties and accuracy of accruals. Our management team plans to continue developing and implementing a remediation plan based on the advice of third-party consultants engaged by the Company in connection with this effort. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate.

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

Our or the guarantors’ ability to comply with the covenants and restrictions contained in the Convertible Notes Indenture and our other outstanding indebtedness may be affected by economic, financial and industry conditions beyond our or the guarantors’ control. Our or the guarantors’ failure to comply with obligations under the Convertible Notes Indenture may result in an event of default in our other outstanding indebtedness. We cannot be certain that we will have funds available to remedy these defaults. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or have the ability to refinance the accelerated indebtedness on terms favorable to us or at all, which may force us into bankruptcy or liquidation, or, result in the foreclosure on the assets that secure the Convertible Notes and our other outstanding senior secured indebtedness, including substantially all of our intellectual property assets, which would force us to relinquish rights to such assets that we may believe are critical to our business. All of these covenants and restrictions could affect our ability to operate our business, may limit our ability in the future to satisfy currently outstanding obligations and may limit our ability to take advantage of potential business opportunities as they arise.

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

In addition, our ability to repurchase or redeem Convertible Notes may be limited by law, regulatory authority, or agreements governing our other outstanding or any future indebtedness. Our failure to repurchase the Convertible Notes at a time when the repurchase is required by the Convertible Notes Indenture would constitute a default under the Convertible Notes Indenture. A default under the Convertible Notes Indenture or the fundamental change itself could also lead to a default under agreements governing our other outstanding or any future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes.

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

We may not be able to increase or maintain our revenue growth rate in the future. Our growth rate also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

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

A softening of demand, whether caused by changes in our operating plans, events outside of our control, changes in host and guest preferences, any of the other factors described above, or elsewhere in these risk factors, will result in decreased revenue. If our revenue does not improve, we may not achieve profitability and our business, results of operations, and financial condition would be negatively impacted.

We experience seasonality in our operational and financial results.

We experience fluctuations in our operating and financial results, which vary based on seasonality. Historically, we generate higher revenue in the third and fourth quarters of the year compared to the first and second quarters because of increased travel during the summer and holiday seasons. Seasonality in our operational and financial results is more pronounced in Europe compared to North America, and we expect these trends to become more prominent over time if our growth slows. Other seasonal trends may develop or these existing seasonal trends may become more extreme, which would contribute to fluctuations in our operating results. Our customer support costs also increase in the second and third quarters as we increase our staffing to handle increased activity in our marketplace in those periods. If seasonal trends develop, or existing seasonal trends become more pronounced, variations in our operating and financial results may increase. We may not accurately forecast our results of operations. However, we base our spending and investment plans on forecasts and estimates, and we may not be able to adjust our spending quickly enough if our revenue is less than expected, causing our results of operations to fail to meet our expectations or the expectations of investors. In addition, any circumstance or occurrence that disrupts use of our marketplace during the peak season, could have a disproportionately adverse impact on our results of operations, or financial condition.

We may experience significant fluctuations in our results of operations, including as a result of seasonality, making it difficult to project future results.

Our operating results may vary significantly and are not necessarily an indication of future performance. These fluctuations may be a result of a variety of factors, some of which are beyond our control. Our ability to attract and retain new hosts and guests, increased competition in the markets in which we operate, our ability to expand our operations in new and existing markets, our ability to maintain an adequate growth rate and effectively manage that growth, our ability to keep pace with technological changes in the industries in which we operate, changes in governmental or other regulations affecting our business, harm to our brand or reputation, and other risks described elsewhere in these risk factors. As such, we may not accurately forecast our operating results. We base our expense levels and investment plans on estimates, which may be difficult to predict. A significant portion of our expenses and investments are fixed, and we may not be able to adjust our spending quickly enough if our revenue is less than expected, resulting in losses that exceed our expectations. If we are unable to achieve sustained profits, our business, financial condition, and results of operations would be negatively impacted.

Risks Related to Our Technology

The successful operation of our business and marketplace depends upon the performance and reliability of our operational systems and those of third parties on which we rely.

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

We rely heavily on information technology systems across our operations. Our information technology systems, including mobile and online platforms, administrative functions such as human resources, payroll, accounting, and internal and external communications, and the information technology systems of our third-party business partners and service providers, contain proprietary or confidential information related to business and personal data, including sensitive personal data, entrusted to us by hosts and guests, employees, and job candidates. Cyberattacks, computer malware, viruses, spamming, and phishing attacks have become more prevalent, have occurred on our systems in the past, and may occur on our systems in the future. Cyberthreats are constantly evolving and employing more sophisticated attack techniques. Our detection capabilities may not be sufficient to prevent or detect a sophisticated cyberattacker, such as a nation state using a zero day exploit or unknown malware. Breaches of our facilities, network, or data security could disrupt the security of our systems and platforms, impair our ability to protect data, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies, or otherwise negatively affect our business, reputation, financial condition, and results of operations. Our insurance may not cover all potential claims relating to any potential security incident, data breach, or privacy violation, and may not be adequate to indemnify us for all liability that may be imposed.

We collect, use, and process certain platform user data, employee data, and proprietary or confidential data, and if we experience security or privacy breaches, or other unauthorized, or improper, or unlawful processing of such data, or any loss or damage to such data, we may experience business interruptions, loss of revenue, and harm to our brand and reputation, and we may become subject to penalties and significant liabilities.

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

We rely on our proprietary risk scoring model, Getaround TrustScore, to determine trip fees for each booking. If our risk scoring model is unable to permit us to effectively generate accurate trip fees for each trip, it may adversely impact our operating results, business, results of operations, and financial condition.

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

While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our proprietary source code, inadvertent use of open source software is fairly common in software development in the Internet and technology industries. Such inadvertent use of open source software could expose us to unforeseen business disruptions, including being restricted from offering parts of our product that incorporate the software, being required to publicly release proprietary source code, being required to re-engineer parts of our code base to comply with license terms, or being required to extract the open source software at issue.

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

We process a significant volume and dollar value of transactions on a daily basis. When hosts do not fulfill their obligations to guests, there are fictitious listings or fraudulent reservations in our marketplace, or there are host account takeovers, we have incurred and will continue to incur losses from claims by hosts and guests, and these losses may be substantial. Such instances have and can lead to the reversal of payments received by us for such reservations, referred to as a “chargeback.” For 2023, total chargeback expense was $893,000. Our ability to detect and combat fraudulent schemes, which have become increasingly common and sophisticated, could be adversely impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms, including mobile and other devices, and our growth in certain regions, including in regions with a history of elevated fraudulent activity. We expect that technically-knowledgeable criminals will continue to attempt to circumvent our anti-fraud systems. In addition, the payment card networks have rules around acceptable chargeback ratios. If we are unable to effectively combat fictitious listings and fraudulent bookings in our marketplace, combat the use of fraudulent or stolen credit cards, or otherwise maintain or lower our current levels of chargebacks, we may be subject to fines and higher transaction fees or be unable to continue to accept card payments because payment card networks have revoked our access to their networks, any of which would materially adversely impact our business, financial condition, and results of operations.

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

Hosts list, and guests search for, cars on our marketplace in over 1,000 cities across 8 countries worldwide, including in the United States and across Europe, as of December 31, 2023. There are national, state, and local laws and regulations in jurisdictions that relate to or affect our business. Moreover, the laws and regulations of each jurisdiction in which we operate are distinct and may result in inconsistent or ambiguous interpretations among local, regional, or national laws or regulations applicable to our business. Compliance with laws and regulations of different jurisdictions imposing varying standards and requirements is burdensome for businesses like ours, imposes added cost, increases potential liability to our business, and makes it difficult to realize business efficiencies and economies of scale. For example, we incur significant operational costs to comply with requirements of jurisdictions that have disparate requirements around licensure, tax collection, tax reporting, insurance, consumer protection, and other regulations.

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

As of December 31, 2023, we had U.S. federal NOL (“NOL”) carryforwards of $15.5 million that begin to expire in 2031, and $109.5 million that have an unlimited carryover period. As of December 31, 2023, we had U.S. state NOL carryforwards of $43.2 million that begin to expire in 2027 and $2.2 million that have an unlimited carryover period. As of December 31, 2023, we had foreign NOL carryforwards of $0.9 million that begin to expire in 2026 and $26.8 million that have an unlimited carryover period. While federal NOL carryforwards generated on or after January 1, 2018 are not subject to expiration, the deductibility of such NOL carryforwards is limited to 80% of our taxable income for taxable years beginning on or after January 1, 2021. Realization of these NOL carryforwards depends on our future taxable income, and there is a risk that our existing NOL carryforwards could expire unused (to the extent subject to expiration) and be unavailable to offset future taxable income, which could materially adversely affect our results of operations and financial condition. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by significant stockholders or groups of stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change taxable income or income tax liabilities may be limited. Similar rules may apply under state tax laws. We may have undergone ownership changes in the past, and we may experience ownership changes in the future because of shifts in our stock ownership, many of which are outside of our control. As a result, our ability to use our NOL carryforwards and other tax attributes to offset future U.S. federal taxable income or income tax liabilities may be, or may become, subject to limitations, which could result in increased future tax liability to us.

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

Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we operate our business, develop, value, manage, protect, and use our intellectual property, and determine the value of our intercompany transactions. The tax laws applicable to our business, including those of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue from companies such as ours. We are subject to regular review and audit by U.S. federal, state, local, and foreign tax authorities. For example, as of December 31, 2023, all tax years are subject to examination by the respective taxing authorities. Generally, in the U.S. federal and state taxing jurisdictions, tax periods in which certain loss and credit carryovers are generated remain open for audit until such time as the limitation period ends for the year in which such losses or credits are utilized. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and materially adversely affect our business, financial condition, and results of operations.

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

Furthermore, we use telematics, mobile technology, geolocation and GPS information, and algorithms to collect and analyze data that informs certain marketplace fees and policies, claims management, safety, and customer support interactions, and our business processes. We also leverage our dataset in our Getaround TrustScore artificial intelligence (“AI”) technology for risk and pricing optimization aimed to improve the trust, safety and economics of our marketplace. Our ability to continue to collect, use, and process this data, and to maintain the confidentiality of our proprietary technology and processes will have a significant impact on our future success. In recent years, use of these data has come under increased regulatory scrutiny, and AI technologies such as our Getaround TrustScore are also subject to privacy and data security laws, as well as increasing regulation and scrutiny. For example, there are specific rules on the use of automated decision making under the GDPR that require the existence of automated decision making to be disclosed to the data subject with a meaningful explanation of the logic used in such decision making in certain circumstances, and safeguards must be implemented to protect individual rights, including the right to obtain human intervention and to contest any decision. Other existing laws such as the CCPA, future and recently adopted laws such as the CPRA and those in Virginia, Colorado, Utah and Connecticut, and evolving attitudes about privacy protection may similarly impair our ability to collect, use, and maintain data points of sufficient type or quantity to develop and train our algorithms. Several jurisdictions around the globe, such as Europe and certain U.S. states, have also proposed or enacted laws governing AI. For example, European regulators have adopted a stringent regulatory framework for AI that is expected to enter into force in 2024, and we expect other jurisdictions will adopt similar laws. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI, or prevent or limit our use of AI. For example, the Federal Trade Commission has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of where they allege the company has violated privacy and consumer protection laws. If such laws or regulations are enacted federally or in a large number of states in which we operate, our operational efficiency would decrease, our operating costs would increase, we may be at a competitive disadvantage, and our business, financial condition, and results of operations would be materially adversely affected.

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

As a result, included on our consolidated balance sheet as of December 31, 2023, contained elsewhere in this report are derivative liabilities related to the warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

Risks Related to Our Securities

There can be no assurance that we will be able to regain compliance or comply with the continued listing standards of NYSE, which could result in the delisting of our common stock, limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Prior to the Business Combination, there was a limited public trading market for our securities. Following the Business Combination, an active trading market for our securities may never develop or, if developed, it may not be sustained. Our common stock is listed on NYSE under the symbol “GETR”. However, we cannot assure you that we will be able maintain the listing of our common stock on the NYSE in the future.

On January 30, 2023, we received a written notice from NYSE that, because the average closing price for our common stock had fallen below $1.00 per share for 30 consecutive trading days, we no longer comply with the minimum share price criteria of Section 802.01C of the NYSE Listed Company Manual for continued listing on the NYSE. On March 27, 2023, we received a written notice from NYSE that we were not in compliance with Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our last reported stockholders’ equity was less than $50 million. Under NYSE procedures, we had 45 days from our receipt of the March notice to submit a plan to the NYSE demonstrating how we intend to regain compliance with the global market capitalization continued listing standard within 18 months, which compliance plan the NYSE accepted on June 27, 2023. On April 18, 2023, we received a written notice from NYSE that we were not in compliance with Section 802.01E of the NYSE Listed Company Manual, which requires timely filing of all required periodic reports with the SEC, because of our failure to timely file our annual report on Form 10-K for the fiscal year ended December 31, 2022. We have since regained compliance with Section 802.01E of the NYSE Listed Company Manual by filing our delinquent annual report on Form 10-K on November 16, 2023, and our delinquent quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023, respectively, on December 15, 2023. On January 5, 2024, we received a written notice from NYSE that we were not in compliance with Sections 302 and 303A of the NYSE Listed Company Manual because of our failure to hold an annual meeting in respect of our fiscal year ended December 31, 2022, by December 31, 2023. On February 27, 2024, we received a written notice from NYSE that we were not in compliance with Sections 303A.01 and 303A.07(a) of the NYSE Listed Company Manual, which requires the Company's board of directors (the "Board") to have a majority of independent directors and our audit committee to have a minimum of three members, respectively, following Mr. Fattouh’s resignation from the Board on January 19, 2024. If we fail to regain compliance with Sections 302, 303A, 802.01B or 802.01C of the NYSE Listed Company Manual during the respective cure periods or if we fail to meet material aspects of the compliance plan, the NYSE may commence suspension and delisting procedures.

If the NYSE delists our common stock from trading on its exchange for failure to meet the continued listing standards, we and our securityholders could face significant material adverse consequences including:

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

Our public warrants are quoted on the OTC Pink Market, but a market may not develop for the warrants.

Our public warrants previously were listed on NYSE under the symbol “GETR WS.” On November 28, 2023, the NYSE halted trading in our public warrants due to the low trading price of the warrants and removed the public warrants from listing and registration on NYSE effective as of December 26, 2023. The public warrants are now quoted on the OTC Pink Market under the symbol “GETRW.” The over-the-counter market is a significantly more limited market than NYSE due to factors such as the reduced number of investors that will consider investing in securities traded over the counter, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result of the foregoing, holders of our warrants may find it difficult to resell their warrants at prices quoted in the market or at all. You may be unable to sell our warrants unless a market for such securities can be established or sustained.

The market price of our common stock and warrants may be volatile, which could cause the value of your investment to decline.

The market price of our common stock and warrants has been and may continue to be volatile and subject to wide fluctuations depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. For example, since the Closing Date, the market price for our common stock on NYSE has varied between a high of $8.88 on December 8, 2022, and a low of $0.138 on November 16, 2023. These fluctuations could cause you to lose all or part of your investment in our common stock or warrants. Factors affecting the trading price of our common stock and warrants may include:

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

Further, although our common stock is currently listed on NYSE, an active trading market for our securities may not be sustained. Accordingly, if an active trading market for these securities is not maintained, the liquidity of our common stock and warrants, your ability to sell your shares of our common stock or warrants when desired and the prices that you may obtain for your shares or warrants will be adversely affected.

If our current cash runway is insufficient for us to be able to achieve or maintain positive cash flow, we will require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.

We expect our expenditures to continue to be significant in the foreseeable future as we implement our operating plans under new leadership, and that our level of expenditures will be significantly affected by the growth of supply and demand for shared vehicles in our marketplace. The fact that we have a limited operating history at our current scale and as an international company means that our business model has not yet been fully proven. As a result, our future capital requirements may be uncertain and actual capital requirements may be different from those currently anticipated. We may need to seek equity or debt financing to finance a portion of our capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.

Our ability to obtain the necessary financing to carry out our operating plans is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any funding, and we might not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

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

Stockholders owning an aggregate of approximately 44.4 million outstanding shares of our common stock and the 4.6 million private placement warrants are entitled, under the Registration Rights Agreement, to require us to register such shares and warrants for public sale in the United States. Holders of the Convertible Notes and shares of common stock and warrants to purchase shares of our common stock issued pursuant to the Convertible Notes Subscription Agreement (the “Convertible Notes Warrants”) also are entitled, under the Convertible Notes Subscription Agreement, to require us to register for public sale in the United States the 0.3 million shares and 7.0 million warrants issued to them pursuant to the Convertible Notes Subscription Agreement in addition to the shares underlying the Convertible Notes and the Convertible Notes Warrants. We have filed a registration statement on Form S-1 to register the resale of these securities pursuant to the foregoing registration rights, which registration statement has not yet been declared effective as of the date of this report. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our common stock to decline or be volatile.

We have also filed and intend to file registration statements on Form S-8 under the Securities Act to register shares of our common stock that may be issued under our equity incentive plans from time to time, as well as any shares of our common stock underlying outstanding equity awards that have been granted to our directors, executive officers and other employees, all of which are subject to time-based vesting conditions. Shares registered under these registration statement will be available for sale in the public market upon issuance subject to vesting arrangements and the exercise of options, as well as Rule 144 in the case of our affiliates.

Sales of such shares by stockholders as transfer restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock.

The conversion of Convertible Notes would increase the number of shares of our common stock eligible for future resale in the public market and result in the dilution of our stockholders, and may create downward pressure on the price of our common stock and restrict our ability to raise additional capital or take advantage of future opportunities.

The Convertible Notes are convertible into shares of common stock at the option of the noteholders at any time until the close of business on the second scheduled trading day immediately before the maturity date of the Convertible Notes. The initial conversion rate of the Convertible Notes was 86.96 shares of common stock per $1,000 principal amount, representing an initial conversion price of $11.50 per share. The initial conversion price was subject to a downward adjustment to 115% of the average daily volume-weighted average trading price (“VWAP”) of our common stock for the 90 trading days after the Closing Date, subject to a minimum conversion price of $9.21 per share. Pursuant to the terms of the Convertible Notes Indenture, effective as of April 21, 2023, the conversion price for the Convertible Notes was automatically adjusted downward to the minimum conversion price of $9.21 per share, which is equivalent to a conversion rate of approximately 108.58 shares of common stock per $1,000 principal amount of Convertible Notes. The conversion price is subject to further adjustments as provided in the Convertible Notes Indenture, including adjustments in connection with certain issuances or deemed issuances of our common stock at a price less than the then-effective conversion price, subject to a minimum conversion price of $6.00 per share at any time prior to the close of business on the second scheduled trading day immediately before the maturity date of the Convertible Notes. The conversion price is also subject to further downward adjustment to $0.25 per share, which is equivalent to a conversion rate of 4,000 shares of common stock per $1,000 principal amount of Convertible Notes, subject to stockholder approval, pursuant to the subscription agreement entered into on September 8, 2023, in connection with the Super Priority Note bridge financing (See Note 11 – Notes Payable). The Convertible Notes bear stated interest at a rate of 8.00% per annum for cash interest or 9.50% per annum for interest paid-in-kind, which is to be selected at our option, and be paid semiannually. The Convertible Notes have at times and may in the future also bear special interest, which would be paid in the same manner as the stated interest, if we fail to satisfy certain covenants under the Convertible Notes Indenture, including with respect to our timely filing of all required periodic reports with the SEC. The outstanding Convertible Notes may affect our earnings per share figures, as accounting procedures may require that we include in our calculation of earnings per share the number of shares of common stock into which the Convertible Notes are convertible. If the Convertible Notes are converted into shares of common stock, there will be dilution to our stockholders’ equity and the market price of our common stock may decrease due to the additional selling pressure in the market. Any downward pressure on the price of our common stock caused by the sale, or potential sale, of shares issuable upon conversion of the Convertible Notes could also encourage short sales by third parties, creating additional selling pressure on our share price.

The warrants may never be in the money and may expire worthless, and the exercise of any warrants for our common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2023, we have warrants outstanding to purchase an aggregate of 16,791,667 shares of common stock, consisting of 5,175,500 public warrants and 4,616,667 private placement warrants. and 7,000,000 warrants issued to the holders of the Convertible Notes, all of which warrants are currently exercisable. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share. The likelihood that holders will exercise their warrants for cash, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of our common stock. On February 29, 2024, the closing price of our common stock was $0.2424 per share. If the market price of our common stock continues to be less than the exercise price of the warrants, it is unlikely that holders will exercise their warrants for cash, and therefore unlikely that we will receive any proceeds from the exercise of these warrants in the near future, or at all. To the extent that any warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then-existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. However, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

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

General Risk Factors

We have and will continue to incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

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

Moreover, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. If any financial institution in which we hold our funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such funds or be subject to a delay in accessing all or a portion of such funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations, including payroll obligations. We also maintain investment accounts with other financial institutions in which we hold our investments and marketable securities and, if access to the funds we use for working capital and operating expenses is impaired, we may not be able to sell investments or transfer funds from our investment accounts to other operating accounts on a timely basis sufficient to meet our operating expense obligations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Protecting our technology platform and the data that our guests and hosts share with us is critical to our business. We maintain a process for identifying, assessing, and managing material risks from cybersecurity threats as part of our broader risk management processes. We employ privacy, safety, and security professionals to oversee cybersecurity risk management and mitigation, incident prevention, detection, and remediation. Leadership for these teams are professionals with cybersecurity expertise across multiple industries, including our CTO, VP of Engineering, and head of information technology. Our executive leadership team, along with input from these teams, is responsible for our overall enterprise risk management processes and regularly consider cybersecurity risks in the context of other material risks to the company.

As part of our cybersecurity risk management system, our incident management process tracks and logs privacy and security incidents across our business to remediate and resolve any such incidents. Significant incidents are reviewed regularly by our CTO, VP of Engineering, and head of IT to determine whether further escalation is appropriate. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment to the broader executive leadership team. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our senior management makes the final materiality determinations and disclosure and other compliance decisions. Our management apprises our independent registered public accounting firm of matters and any relevant developments.

The Board has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks. Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the Board.

Our business strategy, results of operations and financial condition have not been materially affected by cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information about the cybersecurity risks we face, see the section entitled “Risk Factors” in this report.

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

Item 3. Legal Proceedings.

The information set forth under the heading “Legal Proceedings” in Note 13 – Commitments and Contingencies to our consolidated financial statements included in in Item 8 of Part II of this report, is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “GETR”. As of March 28, 2024, there were 376 holders of record of our common stock. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Overview

Getaround is a global carsharing marketplace, powered by proprietary technology designed to make sharing cars simple, digital, on-demand, and automated. We reimagined the traditional car ownership model by empowering consumers, whom we refer to as our guests, to instantly and conveniently access safe, affordable and desirable cars they need while providing earnings potential to car owners who supply them, whom we refer to as our hosts. We believe booking and sharing cars should be a frictionless and hassle-free experience. Our technology platform that underpins our carsharing marketplace offers choice and agency to guests and hosts, enabling both a traditional rental experience where guests meet the host ahead of their trip or a completely digital experience. Our Connect technology offers a fully contactless experience without guests needing to wait in line at a car rental facility, manually fill out any paperwork, or meet anyone in person to exchange keys. Since launching in 2011, we have been focused on building and innovating our digital carsharing marketplace in the United States and internationally. As of December 31, 2023, our platform supports approximately 2.0 million unique guests and has approximately 80,000 active cars in more than 1,000 cities across 8 countries worldwide, including in the United States and across Europe.

Our proprietary cloud-based platform, which we call the Getaround Connect Cloud Platform, creates a digital experience that makes it easy for guests to find cars nearby, and for hosts to share their cars with guests, in both high and low population-density geographies. As of the year ended December 31, 2023, we have facilitated approximately 7.9 million carsharing trips and our hosts have earned more than $520 million via our marketplace.

We have established a broad network of loyal hosts and guests on our platform. Hosts benefit from low entry costs, digital fleet management, and dynamic pricing algorithms and optimization informed through data analytics. Guests benefit from an easy-to-use platform, the ability 24/7 to book cars located nearby by the hour or day, and with cars utilizing our Connect technology, a contactless booking, pickup and return experience, eliminating the need for in-person interaction. We leverage our powerful technology platform, our scaled network, and the rich data captured from trips to derive insights and to innovate in order to provide hosts and guests a differentiated product offering compared to competitors.

Recent Developments

New York State Operations. On March 23, 2024, the Board approved management’s proposal to suspend our carsharing operations in New York State as of April 1, 2024, due to the extremely high cost of maintaining the insurance coverage required under the New York Peer-to-Peer (P2P) Carsharing Act enacted in 2022 (the “NY Act”). The NY Act requires Getaround and other carsharing providers to maintain insurance limits that are fifty times greater than the insurance limits required for rental car companies and private vehicle ownership. The Company’s exit from the New York market is expected to adversely impact our annualized service revenue by $5 million to $7 million, while improving our annualized trip contribution profit by an estimated $2 million.

Settlement of Broadspire Litigation. On February 22, 2024, we agreed to the terms of a settlement of the civil suit the Company filed against Broadspire Services, Inc. ("Broadspire") on March 5, 2021, Getaround, Inc. v. Broadspire Services, Inc., Case No. CGC-21-590022, and the related cross complaint filed by Broadspire against the Company on April 29, 2021, both in the Superior Court of California in the City and County of San Francisco, and on March 14, 2024, Broadspire made a settlement payment to the Company in the amount of $15 million in exchange for the dismissal of all claims and counterclaims amongst the parties in connection with the civil suit and related cross complaint. The $15 million settlement payment, less fees for legal services paid to Covington & Burling LLP, counsel to the Company, and legal costs, resulted in a net payment to the Company of approximately $10.3 million.

Additional Financing. On December 11, 2023 the Company and Mudrick Capital Management L.P., on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by Mudrick Capital Management L.P. or its affiliates (the "Purchaser") amended and restated the super priority note in an aggregate amount of $15,040,685 entered into by such parties on

September 8, 2023 to reflect an increased aggregate principal amount of $18,635,500, which is comprised of the original $15,040,685 principal amount, $594,815 in accrued interest as of December 11, 2023, and an additional principal amount of $3,000,000 to provide additional capital to the Company (the "Amended and Restated Note"). The Amended and Restated Note accrues interest monthly beginning on December 11, 2023, at a rate of 15.00% per annum, which interest rate, upon the occurrence, and during the continuation, of an Event of Default (as defined in the Amended and Restated Note), will be increased by 2.00%. The Amended and Restated Note was issued pursuant to a subscription agreement dated September 8, 2023, and an incremental subscription agreement dated December 11, 2023 (the "Incremental Subscription Agreement"), in each case by and between the Purchaser and the Company. The Company may request the Purchaser to purchase up to an additional $17,000,000 in aggregate principal amount under the Amended and Restated Note, subject to certain conditions.

On January 12, 2024, the Company and the Purchaser amended and restated the Amended and Restated Note to reflect an increased aggregate principal amount of $20,880,922, which is comprised of the original $18,635,500 principal amount under the Amended and Restated Note, $245,422 in accrued interest as of January 12, 2024, and an additional principal amount of $2,000,000 (the “Second A&R Note”). The Second A&R Note will mature on August 7, 2024, at which time 108% of the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased.

On January 19, 2024, the Company and the Purchaser further amended and restated the Second A&R Note to reflect an increased aggregate principal amount of $23,941,032, which is comprised of the original $20,880,922 principal amount under the Second A&R Note, $60,110 in accrued interest as of January 19, 2024, and an additional principal amount of $3,000,000 to provide additional capital to the Company (the “Third A&R Note”). The Third A&R Note accrues interest monthly beginning on January 19, 2024, at a rate of 15.00% per annum, which interest rate, upon the occurrence, and during the continuation, of an Event of Default (as defined in the Third A&R Note), will be increased by 2.00%. The Third A&R Note was issued pursuant to an amended and restated incremental subscription agreement dated January 19, 2024 (the “A&R Incremental Subscription Agreement”), by and between the Purchaser and the Company and certain of the Company’s subsidiary guarantors. The Third A&R Note permits the Company to request that the Purchaser purchase up to an additional $15,000,000 in aggregate principal amount under the Third A&R Note, subject to certain conditions. The Third A&R Note will mature on August 7, 2026, at which time 108% of the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased.

On February 7, 2024, the Company and the Purchaser amended and restated the Third A&R Note to reflect an increased aggregate principal amount of $40,303,393, which is comprised of the original $23,941,032 principal amount under the Third A&R Note, $189,940 in accrued interest as of February 7, 2024, and an additional principal amount of $16,172,421 (the “Fourth A&R Note” and, as so amended and restated, the “Note”). The Fourth A&R Note will mature on August 7, 2026, at which time 108% of the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased.

The Mudrick Super Priority Note is a senior secured obligation of the Company, guaranteed by certain of its subsidiaries and secured by collateral consisting of substantially all of the assets of the Company and its subsidiary guarantors. Subject to limited exceptions, the Mudrick Super Priority Note will rank senior to all outstanding and future indebtedness of the Company, including the Company’s outstanding Convertible Notes.

The Company may prepay the Mudrick Super Priority Note at any time prior to its maturity date, and subject to the following exception, must prepay the balance of the Note with 100% of the net proceeds of any sale, or similar disposition, of the Company or any of its subsidiaries. At the Company’s election, the mandatory prepayments set forth above do not apply to the first $10.0 million of net proceeds received by the Company in connection with a sale or similar disposition as described above.

Event of Default for Mudrick Convertible Note. On October 11, 2023 the Company received a written notice from U.S. Bank Trust Company, National Association, in its capacity as trustee under the indenture governing the Mudrick Convertible Notes, for its failure to comply with the covenant of timely filing its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (the "Q2 Event of Default"). On December 6, 2023, in lieu of acceleration of the repayment obligation as a result of the Q2 Event of Default, the Company elected to pay additional interest on the notes at a rate per annum equal to (a) one quarter of one percent (0.25%) of the principal amount for the first ninety (90) days during which the event of default continues, and, thereafter, (b) one half of one percent (0.50%) of the principal amount for the ninety first (91st) through the one hundred and eightieth (180th) day during which the event of default continues, provided, however, that in no event will any such special interest accrue on any day at a combined rate per annum that exceeds one half of one percent (0.50%). Following such elections, the convertible notes will be subject to acceleration from, and including, the one hundred and eighty first (181st) calendar day on which such event of default has occurred and is continuing or if the Company fails to pay any accrued and unpaid special interest when due. Special interest will cease to accrue from, and including, the earlier of (x) the date such event of default is cured or waived and (y) such one hundred and eighty first (181st) calendar day. The Company has since cured all continuing reporting defaults, including the Q2 Event of Default, by filing its delinquent Annual Report on Form 10-K on November 16, 2023, and its delinquent Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023, respectively, on December 15, 2023.

Lease Agreement for Company Headquarters in San Francisco. The Company has not paid the lease payments since October 2023 due in accordance with the lease agreement for the Company's headquarters in San Francisco, California. On October 19, 2023, subsequent to delivering a Lease Termination Offer to the landlord which the landlord verbally accepted but is pending final approval and documentation, $3.6 million in restricted cash was released to the landlord in response to the landlord's request pursuant to an irrevocable letter of credit provided to the landlord in connection with the lease agreement, The Company adopted a "remote first" work policy in the spring of 2020, and does not rely on the headquarters facility for any material part of its operations.

Going Concern. We have incurred cumulative losses from inception through December 31, 2023, and expect to incur additional losses for the foreseeable future. Our ability to fund our operations and capital expenditures beyond our current cash and cash equivalents resources will depend on our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to develop and promote our platform, as well as to grow our marketplace globally. Our future capital requirements depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges or unforeseen circumstances, or for other reasons. As a result, if our current cash runway is insufficient for us to be able to achieve or maintain positive cash flow, we will be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after the date the financial statements are issued.

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

Transaction Costs

Transaction costs consist primarily of professional services directly attributable to the execution of the 2022 Business Combination. We do not expect these costs to be material on a recurring basis.

Impairment Loss on Goodwill

Impairment loss on goodwill represents a non-cash expense resulting from the change in the fair value of goodwill from our historical acquisitions.

Convertible Promissory Note and Note Payable Fair Value Adjustment

Certain debt instruments issued by Getaround are carried at fair value on our balance sheet. Changes in fair value of those instruments are captured in our results of operation. Convertible promissory note and note payable fair value adjustment consists of unrealized gains and losses as a result of marking our convertible promissory notes and note payable to fair market value at the end of each reporting period. We will continue to recognize changes in the fair value of such instruments until each respective instrument is exercised, repaid, or qualifies for equity classification. For additional information on securities carried at fair value and fair value measurement please refer to Note 4 - Fair Value Measurement to our consolidated financial statements included herein.

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

Results of Operations

Year Ended December 31, 2023, Compared to Year Ended December 31, 2022

The following table summarizes our consolidated statements of operations and comprehensive loss for each of the periods presented:

(In thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Service revenue	$71,152	$58,108
Lease revenue	1,528	1,347
Total Revenues	$72,680	$59,455
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization):
Service	$6,660	$5,445
Lease	143	126
Sales and marketing	18,539	34,525
Operations and support	65,487	56,634
Technology and product development	16,051	24,677
General and administrative	51,150	58,800
Depreciation and amortization	14,080	10,141
Transaction costs	—	26,807
Impairment loss on goodwill	—	23,269
Total Operating Expenses	$172,110	$240,424
Loss from Operations	$(99,430)	$(180,969)
Other Income (Expense)
Convertible promissory note and note payable fair value adjustment	(17,026)	93,029
Warrant liability fair value adjustment	266	(31,749)
Interest income (expense), net	481	(14,181)
Other income (expense), net	974	(2,833)
Total Other Income (Expense)	$(15,305)	$44,266
Loss, before benefit for income taxes	$(114,735)	$(136,703)
Income Tax Benefit	(789)	(638)
Net Loss	$(113,946)	$(136,065)
Change in fair value of the convertible instrument liability	32,247	—
Foreign Currency Translation Gain (Loss)	2,043	(8,387)
Comprehensive Loss	$(79,656)	$(144,452)

The following table sets forth the components of our consolidated statements of operations and comprehensive loss for each of the periods presented as a percentage of Total Revenues:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Service revenue	98%	98%
Lease revenue	2%	2%
Total Revenues	100%	100%
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization):
Service	9%	9%
Lease	0%	0%
Sales and marketing	26%	58%
Operations and support	90%	95%
Technology and product development	22%	42%
General and administrative	70%	99%
Depreciation and amortization	19%	17%
Transaction costs	—%	45%
Impairment loss on goodwill	—%	39%
Total Operating Expenses	237%	404%
Loss from Operations	(137)%	(304)%
Other Income (Expense)
Convertible promissory note and note payable fair value adjustment	(23)%	156%
Warrant liability fair value adjustment	0%	(53)%
Interest income (expense), net	1%	(24)%
Other income (expense), net	1%	(5)%
Total Other Income (Expense)	(21)%	74%
Loss, before benefit for income taxes	(158)%	(230)%
Income Tax Benefit	(1)%	1%
Net Loss	(157)%	(229)%
Change in fair value of the convertible instrument liability	44%	0%
Foreign Currency Translation (Loss) Gain	3%	14%
Comprehensive Loss	(110)%	(243)%

Total Revenues

(In thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change
Service revenue	$71,152	$58,108	22%
Lease revenue	1,528	1,347	13%
Total revenues	$72,680	$59,455	22%

Total revenues increased by $13.2 million, or 22%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This change was primarily driven by incremental revenue of $19.3 million arising from the acquisition of the assets of HyreCar Inc (see Note 3 — Business Combination to our consolidated financial statements included herein), offset by what the Company believes to be a one-time impact of lower revenue from U.S. carsharing operations driven by the launch of our Getaround TrustScore, which disincentivizes higher risk customers from booking trips on our marketplace. Additionally, overall risk and pricing strategy improvements resulted in an increase in our Gross Booking Value ("GBV") on a per trip basis.

Service revenue increased by $13.0 million, or 22%, driven primarily by incremental Service revenue of $19.3 million arising from the acquisition of the assets of HyreCar Inc (see Note 3 — Business Combination to our consolidated financial statements included herein), partially offset by the one-time impact of lower revenue from U.S. carsharing operations driven by the launch of our Getaround TrustScore, which disincentivizes higher risk customers from booking trips on our marketplace. Furthermore, our overall risk and pricing strategy improvements resulted in an increase in our GBV on a per trip basis. Additionally, we reduced incentives to attract new customers onto the marketplace, a contra-revenue component of our Service revenue, by $3.5 million. See “Key Business Metrics” below for a discussion of GBV.

Lease revenue increased by a total of $0.2 million, or 13%, primarily due to Hosts’ greater utilization of parking locations within our marketplace of parking providers, which increased the overall number of parking spaces generating Lease revenue.

Cost of Revenue (exclusive of depreciation and amortization)

(In thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change
Service	$6,660	$5,445	22%
Lease	143	126	13%
Total cost of revenue	$6,803	$5,571	22%
Percentage of total revenues	9%	9%

Total cost of revenue (exclusive of depreciation and amortization) increased $1.2 million, or 22%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Cost of revenue varies with both the price and number of the transactions, which impact transaction processing fees, as well as with overall traffic, including research and development activities, on our platform that impacts the hosting charges. The overall increase is largely attributable to the augmentation of our operations in connection with the 2023 Business Combination (see Note 3 — Business Combination to our consolidated financial statements included herein).

Sales and Marketing

(In thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change
Sales and marketing	$18,539	$34,525	(46)%
Percentage of total revenues	26%	58%

Sales and marketing expense decreased $16.0 million, or 46%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease was primarily attributable to a decrease of $7.1 million in advertising and related expenses, as well as to a $8.9 million decrease in compensation expense, of which $1.0 million is related to a decrease in stock-based compensation expense, as a result of the restructuring plan we commenced executing early in 2023.

Operations and Support

(In thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change
Operations and support	$65,487	$56,634	16%
Percentage of total revenues	90%	95%

Operations and support expenses increased $8.9 million, or 16%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily attributable to a $9.9 million net increase in insurance and claims expenses driven primarily by $11.6 million of incremental insurance and claims expense arising from the addition of operations resulting from the 2023 Business Combination in which we acquired substantially all of the assets of HyreCar Inc.(see Note 3 — Business Combination to our consolidated financial statements included herein). This increase was partially offset by improvements in operations and support costs driven by Getaround TrustScore. Additionally, the overall increase was partially offset by $1.1 million reduction in towing and roadside assistance expenses, as well as by $0.4 million net decrease in compensation expense driven primarily by savings from our reductions in force in 2023 which were partially offset by a $1.1 million increase in stock-based compensation expense and $3.7 million increase in other compensation expenses, driven primarily by the acquisition of key employees of HyreCar Inc.

In December 2022 we deployed a new version of our Getaround TrustScore. The new version of Getaround TrustScore has not yet been applied to trips booked through the HyreCar platform or the Getaround platform in Europe.

Technology and Product Development

(In thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change
Technology and product development	$16,051	$24,677	(35)%
Percentage of total revenues	22%	42%

Technology and product development costs decreased $8.6 million, or 35%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease was primarily driven by capitalization of the value of development work in the amount of $4.4 million, as well as by savings from our reductions in force efforts in 2023.

General and Administrative

(In thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change
General and administrative	$51,150	$58,800	(13)%
Percentage of total revenues	70%	99%

General and administrative expenses decreased $7.7 million, or 13%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease was largely attributable to a $4.7 million reduction in bad debt driven by our risk and pricing strategy improvements through deployment of the Getaround TrustScore and net decrease in compensation expense in the amount of $2.4 million driven by the savings from the reductions in force in 2023, which were partially offset by a $1.7 million increase in stock-based compensation expense, as well as by addition of headcount as a result of 2023 Business Combination in which we acquired substantially all of the assets of HyreCar Inc, as well as certain key employees of that company. (see Note 3 — Business Combination to our consolidated financial statements included herein)

Depreciation and Amortization

(In thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change
Depreciation and amortization	14,080	10,141	39%
Percentage of total revenues	19%	17%

Depreciation and amortization expense increased $3.9 million, or 39%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase is primarily driven by the increase in amortization expense related to newly acquired intangible assets as part of the 2023 Business Combination.

Transaction costs

(In thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change
Transaction costs	$—	$26,807	*
Percentage of total revenues	—	45%

*Not meaningful

Transaction costs decreased $26.8 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease is entirely attributable to the 2022 Business Combination in which we saw a $17.6 million accounting impact of Bonus Shares, which were treated as an expense for accounting purposes, while the remaining portion of the expense relates to the professional services directly attributable to the execution of the Business Combination in 2022 (see Note 3 — Business Combination to our consolidated financial statements included herein).

Impairment loss on goodwill

(In thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change
Impairment loss on goodwill	—	23,269	*
Percentage of total revenues	0%	39%

*Not meaningful

Impairment loss on goodwill amounted to $0 and $23.3 million for the year ended December 31, 2023 and 2022, respectively. Impairment recognized in 2022 was driven by fair market value of goodwill from acquisitions effected in 2019 (see Note 9 - Goodwill and Intangible Assets). No impairment of goodwill was recognized in 2023.

Convertible Promissory Note and Note Payable Fair Value Adjustment

(In thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change
Convertible promissory note and note payable fair value adjustment	$(17,026)	$93,029	(118)%
Percentage of total revenues	(23)%	156%

We have elected to carry some of our debt at fair value which, at times, subjects such debt to significant fair value fluctuations. The convertible promissory note and securities fair value adjustment changed by $110.1 million, or 118%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, following the change in the fair value of the outstanding convertible promissory notes and securities. Please refer to Note 4 - Fair Value Measurements to our consolidated financial statements included herein for additional details on fair valuation of underlying securities.

Warrant Liability Fair Value Adjustment

(In thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change
Warrant liability fair value adjustment	$266	$(31,749)	(101)%
Percentage of total revenues	0%	(53)%

The warrant liability fair value adjustment changed by $32.0 million, or 101%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Change in fair value of the warrant liability fluctuates with the changes in the fair value of the underlying securities. Please refer to Note 4 – Fair Value Measurements to our consolidated financial statements included herein for additional details on fair valuation of underlying securities.

Interest Income (Expense), Net

(In thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change
Interest income (expense), net	$481	$(14,181)	(103)%
Percentage of total revenues	1%	(24)%

Interest income (expense), net, increased by $14.7 million, or 103%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily driven by change in our long-term debt. There was $75.0 million in notes payable issued in October of 2021 that resulted in recognition of interest expense during the year ended December 31, 2022 prior to that debt being settled as part of the 2022 Business Combination (see Note 3 — Business Combination to our consolidated financial statements included herein). In 2023, we carry all our long-term debt at fair value and, consequently, no interest expense arising from the long-term debt is being recognized.

Other Income (Expense), Net

(In thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change
Other income (expense), net	$974	$(2,833)	(134)%
Percentage of total revenues	1%	(5)%

Other income (expense), net changed by $3.8 million, or 134%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily a result of a change in realized and unrealized foreign currency exchange gains and losses, and a mix of miscellaneous expenses unrelated to our core operations.

Income Tax Benefit

(In thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change
Income tax benefit	$(789)	$(638)	24%
Percentage of total revenues	(1)%	1%

Income tax benefit increased by $0.2 million, or 24%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase is primarily attributable to our international operations.

Segment and Geographical Results of Operations

We view and operate our business as one operating segment. Refer to Note 18 — Segment and Geographical Area Information to our consolidated financial statements included herein for additional details on this determination.

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

(In thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Gross Booking Value	$203,904	$175,489

For the year ended December 31, 2023, GBV amounted to $203.9 million, an increase of $28.4 million, or 16%, from the year prior, primarily attributable to the $36.9 million of incremental GBV arising from the HyreCar acquisition and improvements in revenue management, which generated higher GBV per Trip, partially offset by the temporary reduction in revenue driven by the launch of our Getaround TrustScore, which reduced rented hours and correspondingly reduced GBV generated by lower trust, higher risk guests, as discussed under Total Revenues above.

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

(In thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Trips	938	941

For the year ended December 31, 2023, we facilitated 938 thousand Trips, a decrease of three thousand or 1% from the 941 thousand Trips during the year prior. The overall stagnation in Trips is largely attributable to the reduction in direct marketing investments, combined with the impact of Getaround TrustScore, which reduced the number of Trips booked by lower trust, higher risk guests, and the investment in acquisition of the assets of HyreCar Inc., which traditionally attracted Guests who booked fewer longer trips rather than more frequent shorter trips.

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

The following tables present a reconciliation of NMV from the most comparable GAAP measure, Service Revenues, for the periods presented:

(In thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Service Revenues	$71,152	$58,108
Plus: EU insurance share(1)	23,108	20,304
Net Marketplace Value	$94,260	$78,412

(1)
Represents the amount of insurance fees charged through the Getaround platform in Europe that are not recognized as revenue.

For the year ended December 31, 2023, NMV amounted to $94.3 million, an increase of $15.8 million, or 20%, from the $78.4 million for the year prior. The change was primarily driven by a $2.8 million increase in the sale of European insurance and $13.0 million increase in Service revenue, discussed elsewhere in this analysis.

Trip Contribution Profit and Trip Contribution Margin

Trip Contribution Profit is defined as our gross profit from Service revenue adjusted for: (i) cost of Service revenue, amortization and depreciation; and (ii) trip support costs, which consist of auto insurance expenses, claims support and customer relations costs. We define Trip Contribution Margin as Trip Contribution Profit divided by Service revenue recognized during the period presented. We believe these measures are leading indicators of our ability to achieve profitability and sustain or increase it over time. Trip Contribution Profit and Trip Contribution Margin are measures we use to understand and evaluate our operating performance and trends. Historically, Trip Contribution Profit and Trip Contribution Margin have generally increased over the periods as Service revenue increased while costs considered in the calculation of Trip Contribution Profit decreased as a percentage of Total Revenues. These trends may vary in the future as we continue to expand our business.

The following tables present a reconciliation of Trip Contribution Profit from the most comparable GAAP measure, gross profit from Service revenue, for the periods presented:

(In thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022
Gross profit from Service revenue	$60,640	$49,679
Gross margin from Service revenue	85%	85%

Plus: Cost of Service revenue, amortization and depreciation	3,852	2,984
Less: Trip support costs	(36,173)	(25,259)

Trip Contribution Profit	$28,319	$27,404
Trip Contribution Margin	40%	47%

Our gross profit from Service revenue is calculated as follows:

(In thousands, except percentages)	Year Ended December 31, 2023	Year Ended December 31, 2022
Service revenue	$71,152	$58,108
Less: Cost of Service revenue, net of amortization and depreciation	(6,660)	(5,445)
Less: Cost of Service revenue, amortization and depreciation	(3,852)	(2,984)

Gross profit from Service revenue	$60,640	$49,679
Gross margin from Service revenue	85%	85%

For the year ended December 31, 2023, Trip contribution profit amounted to $28.3 million, an increase of $0.9 million, or 3%, from the year prior. The change is attributable to a $13.0 million increase in Service revenue partially offset by $10.9 million net increase in Trip support costs and $0.9 million increase in cost of Service revenue primarily driven by incremental cost of operations arising from the newly acquired assets of HyreCar Inc. (see Note 3 — Business Combination to our consolidated financial statements included herein). The increase in Trip support costs was partially offset by the beneficial impact of Getaround TrustScore.

For the year ended December 31, 2023, our Trip Contribution Margin was 40%, a reduction from our Trip Contribution Margin of 47% for the year prior. The reduction in our Trip Contribution Margin is largely attributable to an increase in Trip support costs.

Adjusted EBITDA

We define Adjusted EBITDA as net income adjusted for: (i) fair value adjustment of instruments carried at fair value; (ii) interest income (expense) and other income (expense); (iii) income tax provision/benefit; (iv) depreciation and amortization; (v) stock-based compensation expense; (vi) contingent compensation; (vii) transaction costs; (viii) impairment loss on goodwill and (ix) certain expenses determined to be incurred outside of the regular course of business which includes: certain restructuring costs, certain legal settlements and 2022 Business Combination-related legal fees, and investments in preparation of going public, initial implementation projects and transaction costs associated with proposed 2022 Business Combinations that are not subject to deferral. Adjusted EBITDA is a key performance measure that we use to assess operating performance and operating leverage of our business. As Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. Accordingly, we believe that Adjusted EBITDA provides useful to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. The items excluded from our Adjusted EBITDA calculation are either non-cash in nature, or not driven by core results of recurring operations and therefore not predictable or recurring, rendering comparisons with prior periods and competitors less meaningful.

The following tables present a reconciliation of Adjusted EBITDA from the most comparable GAAP measure, Net Loss, for the periods presented:

(In thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Net Loss	$(113,946)	$(136,065)
Plus: warrant liability, convertible promissory note and note payable fair value adjustment	16,760	(61,280)
Plus: interest and other income (expense), net	(1,455)	17,014
Minus: income tax benefit	(789)	(638)
Plus: depreciation and amortization	14,080	10,141
Plus: stock-based compensation	12,578	9,127
Plus: contingent compensation(1)	—	430
Plus: transaction costs	—	26,807
Plus: impairment loss on goodwill	—	23,269
Plus: expense not incurred in the regular course of business(2)	754	21,478
Adjusted EBITDA	$(72,018)	$(89,717)
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

For the year ended December 31, 2023, Adjusted EBITDA was a loss of $72.0 million, a favorable change by $17.7 million, or 20%, from the loss of $89.7 million from the year prior, driven primarily by our focus on cost reduction measures, including the execution of the restructuring plan.

Liquidity and Capital Resources

Our principal sources of liquidity have historically consisted of cash generated from our financing activities. As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents of $15.6 million.

As noted above, we consummated the Business Combination between InterPrivate II and Legacy Getaround on December 8, 2022. Redemptions of Class A Common Stock prior to the 2022 Business Combination significantly reduced the proceeds from the transaction and resulted in the Company having insufficient capital to fund its business operations and continue as a going concern within at least one year from the transaction date. As a result, we have sought, and expect to continue to seek additional sources of capital in the near term.

We have incurred cumulative losses from inception through December 31, 2023, and expect to incur additional losses for the foreseeable future. Our ability to fund our operations and capital expenditures beyond our current cash, cash equivalents and marketable securities resources will depend on our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to develop and promote our platform, as well as to grow our marketplace globally. Our future capital requirements depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges or unforeseen circumstances, or for other reasons. As a result, if our current cash runway is insufficient for us to be able to achieve or maintain positive cash flow, we will be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after the date the financial statements are issued.

Financing Arrangements

Mudrick Convertible Notes

The information set forth under Note 11 – Notes Payable to our consolidated financial statements included in this filing is incorporated herein by reference. The Mudrick Convertible Notes contains various financial and non-financial covenants, including the obligation to maintain a minimum liquidity amount of at least $10.0 million. As of December 31, 2023, the outstanding principal amount and the fair value of the outstanding debt obligations under Mudrick Convertible Notes were $175.0 million and $56.7 million, respectively. (See Note 11 – Notes Payable).

Mudrick Bridge Note

On August 7, 2023 the Company entered into a unsecured promissory note (the “Note”) with Mudrick Capital Management for an aggregate principal amount of $3 million to provide additional capital to the Company. The Note has a maturity date of September 7, 2023 (the “Maturity Date”) and bears an interest rate of 15% per annum compounded daily.

On September 8, 2023, the Company entered into a Refinancing Transaction of the Note. In the Refinancing Transaction, among other things, (i) the Company repaid in full the principal and unpaid accrued interest under the Note, and (ii) the Company received new funding in an aggregate principal amount of $15,040,685 as described below.

Mudrick Super Priority Note

On December 11, 2023, the Company amended and restated the Note to reflect an increased aggregate principal amount of $18,635,500, which is comprised of the original $15,040,685 principal amount under the Note, $594,815 in accrued interest on the Note as of December 11, 2023, and an additional principal amount of $3,000,000 to provide additional capital to the Company.

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

A member of the Company's Board of Directors, who joined the Board in the first quarter of 2024, holds an interest in Mudrick Capital Management L.P. Please refer to Note 11 – Notes Payable and Note 19 – Related Party Transactions for additional details regarding the notes.

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

As of December 31, 2023, the outstanding debt obligations under the PGE Loan were 3.1 million euros.

Cash Flow

The following table presents the summary cash flow information for the periods indicated:

(In thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Net cash provided by (used in) -
Operating activities	$(56,124)	$(132,529)
Investing activities	(12,922)	(3,351)
Financing activities	16,587	138,158
Net (decrease) increase in cash	(52,459)	2,278
Effect of foreign currency translation on cash, cash equivalents and restricted cash	189	(850)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(52,270)	$1,428

Operating Activities

Net cash used in operating activities was $56.1 million and $132.5 million for the years ended December 31, 2023 and 2022, respectively. Comparability of operating cash flows between comparable periods was impacted by changes in working capital primarily driven by following factors: (i) sales volumes and timing of collections, (ii) volume of purchases and timing of payments, (iii) timing and volume of payments related to the cash portion of the contingent compensation liability incurred in connection with the 2019 Acquisition, and (iv) fluctuations in liability from obligation to remit insurance fees collected on behalf of an insurance company in Europe due to the timing of payments.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2023 amounted to $12.9 million, consisting of $0.8 million in payments for the purchase of property and equipment, $4.4 million investment in software development, and $7.8 million related to the acquisition of Hyrecar, partially offset by $0.1 million from proceeds from the sale of property and equipment.

Net cash used in investing activities during the year ended December 31, 2022 amounted to $3.4 million, consisting of $2.3 million in payments for the purchase of property and equipment and $1.1 million investment in software development.

Financing Activities

Net cash provided by financing activities was $16.6 million for the year ended December 31, 2023, consisting of $3.0 million in proceeds from issuance of the Mudrick Bridge Note and $14.7 million in proceeds from issuance of the Mudrick Super Priority Note, which was partially offset by $1.1 million repayment of the PGE Loan.

Net cash provided by financing activities was $138.2 million for the year ended December 31, 2022, primarily consisting of $169.8 million in proceeds from a loan from a financial institution, net of issuance costs, $37.5 million in proceeds from the issuance of other debt instruments, net of issuance cost and $15.7 of proceeds from reverse recapitalization, which was partially offset by $79.3 million from the repayment of a loan to a financial institution together with the $5.3 million of repurchase of shares from a related party.

Contractual Obligations and Commitment

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Below is a table that shows our contractual obligations as of December 31, 2023:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long Term Debt(1)	$197,026	$19,904	$2,122	$175,000	—
Operating Lease(2)	23,975	4,173	8,639	9,044	2,119
Total Contractual Obligations	$221,001	$24,077	$10,761	$184,044	$2,119

(1)
Refer to Note 11 - Notes Payable of this report for further details regarding our long-term debt obligations..
(2)
Refer to Note 12 - Leases of this report for further details regarding our operating lease obligations.

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

We deem our critical accounting policies and estimates to be as follows: Business combination accounting under ASC 805 - Business Combinations (see Note 1 - Nature of Business and Basis of Presentation); Revenue Recognition under ASC 606 - Revenue from contracts with customers; Stock-Based Compensation under ASC 718 - Compensation—Stock Compensation; Costs and expenses; Goodwill and other intangible assets under ASC 350 Intangibles—Goodwill and Other. For a description of critical accounting policy related to Business combination accounting see Note 1 - Nature of Business and Basis of Presentation. For description of our other critical and significant accounting policies and estimates see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included herein.

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

The fair value of our warrant commitment liability and private warrants is estimated based on the probability weighted average values from (i) a Black-Scholes calculation and (ii) the fair value calculated from the Company Valuation OPM under the scenario of remaining private. The value from the Black-Scholes calculation reflects the value in an initial public offering scenario with the contractual term of the warrants, which is weighted by an estimated probability of a potential initial public offering at the applicable valuation. The value from the OPM reflects the value in an alternative exit scenario at which point the warrants were expected to be exercised. The OPM value was weighted by an estimated probability of a potential alternative exit event at the applicable valuation date.

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

Inflationary pressure has also impacted the cost of fuel paid by our guests. While nearly all transportation alternatives have faced this same increased cost, increasing fuel prices may lead some potential customers to travel less, thereby reducing demand for our service and adversely impacting our results of operations. We do not believe that rising fuel prices have had a material impact on our business, results of operations or financial condition during the periods presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

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

Interest Rate Risk

In response to increased inflation risk, many central banks across the globe, and in the markets where we operate, have increased key interest rates and may increase rates further in the future. While these interest rate increases have not directly impacted Getaround in the financial reporting periods presented in this report, there could be adverse impacts to our cost of borrowing should the Company seek additional credit financing in the future. We expect that we will require additional capital in 2024, however we are unable to determine at this time the dollar amount of financing we may raise or whether any such financing will involve credit products that could be impacted by fluctuations in interest rates. We are also monitoring the potential impact to our host community in determining whether increased costs of borrowing are impacting their ability to access auto financing. We believe that our revenue and pricing model sufficiently addresses this risk by ensuring that hosts are generating enough revenue to offset any potential increases to their borrowing costs in the future. We believe this risk may be further mitigated should the increased cost of auto financing lead to reduced consumer demand for car ownership and increased demand for our service.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Getaround, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Getaround, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in mezzanine equity and stockholders’ equity (deficit), and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ dbbmckennon

We have served as the Company’s auditor since 2023

Newport Beach, California

March 28, 2024

Getaround, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$15,624	$64,294
Restricted cash	—	3,600
Accounts receivable, net	853	533
Prepaid expenses and other current assets	10,131	6,084
Total Current Assets	$26,608	$74,511
Property and equipment, net	8,504	10,451
Operating lease right-of-use assets, net	12,162	13,284
Goodwill	95,869	92,728
Intangible assets, net	13,358	11,028
Deferred tax assets	—	46
Other assets	4,635	3,371
Total Assets	$161,136	$205,419
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$15,552	$3,652
Accrued host payments and insurance fees	13,192	11,780
Operating lease liabilities, current	2,268	1,923
Notes payable, current	19,904	1,211
Warrant commitment liability	—	320
Other accrued liabilities	48,107	37,360
Deferred revenue	684	698
Total Current Liabilities	$99,707	$56,944
Notes payable, net of current portion	2,122	3,198
Convertible notes payable ($40,370 and $56,743 measured at fair value, respectively)	40,469	56,842
Operating lease liabilities (net of current portion)	15,487	17,715
Deferred tax liabilities	212	973
Warrant liability	20	247
Total Liabilities	$158,017	$135,919
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 92,827,281 and 92,085,974 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	$9	$9
Additional paid-in capital	859,163	845,888
Stockholder notes	(8,284)	(8,284)
Accumulated deficit	(875,955)	(762,009)
Accumulated other comprehensive (loss) income	28,186	(6,104)
Total Stockholders’ Equity	$3,119	$69,500
Total Liabilities and Stockholders’ Equity	$161,136	$205,419

See accompanying notes to consolidated financial statements.

Getaround, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year ended December 31, 2023	Year ended December 31, 2022
Service revenue	$71,152	$58,108
Lease revenue	1,528	1,347
Total Revenues	$72,680	$59,455

Costs and Expenses
Cost of revenue (exclusive of amortization and depreciation shown separately below):
Service	$6,660	$5,445
Lease	143	126
Sales and marketing	18,539	34,525
Operations and support	65,487	56,634
Technology and product development	16,051	24,677
General and administrative	51,150	58,800
Depreciation and amortization	14,080	10,141
Transaction costs	—	26,807
Impairment loss on goodwill	—	23,269
Total Operating Expenses	$172,110	$240,424
Loss from Operations	$(99,430)	$(180,969)
Other Income (Expense)
Convertible promissory note and note payable fair value adjustment	(17,026)	93,029
Warrant liability fair value adjustment	266	(31,749)
Interest income (expense), net	481	(14,181)
Other income (expense), net	974	(2,833)
Total Other Income (Expense)	$(15,305)	$44,266
Loss before Benefit for Income Taxes	$(114,735)	$(136,703)
Income Tax Benefit	(789)	(638)
Net Loss	$(113,946)	$(136,065)
Change in fair value of the convertible instrument liability	32,247	—
Foreign Currency Translation (Loss) Gain	2,043	(8,387)
Comprehensive Loss	$(79,656)	$(144,452)

Net Loss Per Share Attributable to Stockholders (Note 17):
Basic	(1.23)	(5.00)
Diluted	(1.23)	(5.00)
Weighted average shares outstanding (Basic and Diluted)	92,685	27,222

See accompanying notes to consolidated financial statements

Getaround, Inc.

Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Mezzanine Equity		Stockholders’ Equity
			Common Stock				Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Treasury Stock	Stockholder Notes	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity (Deficit)
Balance, December 31, 2021	40,182,816	$410,368	25,536,563	$1	$(661)	$(14,478)	$237,578	$(625,944)	$2,283	$(401,221)
Stock option exercises	—	—	79,483	—	—	—	154	—	—	154
RSUs vested	—	—	292,955	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	9,127	—	—	9,127
Exercise of Series B Preferred stock warrant into 31,010 Series B Preferred stock	31,010	240	—	—	—	—	—	—	—	—
Common stock issued to extinguish the outstanding contingent compensation liability	—	—	935,005	—	—	—	4,642	—	—	4,642
Stockholder Note settlement and repurchase with related party	—	—	(1,699,857)	—	(3,516)	6,194	4,854	—	—	7,532
Braemar Stock Transfer Agreement	—	—	—	—	—	—	1,498	—	—	1,498
Conversion of Convertible Promissory Notes and Bridge Loans to Common Stock	—	—	8,867,944	1	—	—	89,136	—	—	89,137
Conversion of iHeart Media Note Payable to Common Stock	—	—	32,329	—	—	—	388	—	—	388
Issuance of Mudrick Convertible Notes, Warrant Liability Commitment and Equitable Adjustment Shares	—	—	266,156	—	—	—	2,346	—	—	2,346
Exercise of Series E-3 Preferred stock warrant into 79,704 Series E-3 convertible redeemable preferred stock	79,704	408	—	—	—	—	—	—	—	—
Reverse recapitalization on December 8, 2022	(40,293,530)	(411,016)	57,775,396	7	4,177	—	496,165	—	—	500,349
Foreign currency translation loss	—	—	—	—	—	—	—	—	(8,387)	(8,387)
Net loss	—	—	—	—	—	—	—	(136,065)	—	(136,065)
Balance, December 31, 2022	—	$—	92,085,974	$9	$—	$(8,284)	$845,888	$(762,009)	$(6,104)	$69,500
RSUs vested	—	—	118,341	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	12,578	—	—	12,578
Issuance to Bridge Investors	—	—	86,300	—	—	—	47	—	—	47
Issuance of common stock for iHM Prepaid Advertising	—	—	536,666	—	—	—	370	—	—	370
Issuance of warrants in connection with Mudrick Convertible Promissory notes	—	—	—	—	—	—	280	—	—	280
Foreign currency translation gain	—	—	—	—	—	—	—	—	2,043	2,043
Change in fair value of the convertible instrument liability	—	—	—	—	—	—	—	—	32,247	32,247
Net loss	—	—	—	—	—	—	—	(113,946)	—	(113,946)
Balance, December 31, 2023	—	$—	92,827,281	9	$—	$(8,284)	$859,163	$(875,955)	$28,186	$3,119

See accompanying notes to consolidated financial statements.

Getaround, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2023	Year ended December 31, 2022
Cash Flows from Operating Activities
Net loss	$(113,946)	$(136,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,080	10,141
Provision for bad debts	6,386	11,129
Stock-based compensation	12,578	9,127
Compensation expense related to share repurchase and shareholder note settlement	—	12,846
Compensation expense related to shareholder settlement	47	—
Gain on extinguishment of debt	(285)	—
Change in fair value – convertible instrument liability	15,874	(93,029)
Change in fair value – notes payable	1,152	—
Change in fair value – warrant liability	(266)	31,749
Change in fair value – Prepaid Ad Inventory	152	—
Non-cash interest expense	53	1,897
Non-cash lease expense	1,163	955
Amortization of debt issuance costs	—	4,609
Amortization of stock transfer agreement	—	148
Loss (gain) from disposal of property and equipment	(22)	6
Impairment loss on goodwill	—	23,269
Loss (gain) from foreign currency remeasurement	(79)	58
Transaction costs	—	17,640
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,690)	(9,820)
Prepaid expenses and other current assets	(1,491)	(463)
Operating leases liabilities	(1,924)	(1,607)
Other assets	(1,974)	(3,247)
Accounts payable	12,047	(1,517)
Accrued host payments and insurance fees	1,086	(972)
Accrued expenses and other liabilities	6,696	(9,083)
Deferred taxes	(733)	(685)
Deferred revenue	(28)	385
Net Cash Used in Operating Activities	$(56,124)	$(132,529)
Cash Flows from Investing Activities
Investment in intangible assets	$—	$(1,094)
Purchases of property and equipment	(800)	(2,257)
Capitalized software	(4,408)	—
Proceeds from sale of property and equipment	112	—
Acquisition of HyreCar, net of cash acquired	(7,826)	—
Net Cash Used in Investing Activities	$(12,922)	$(3,351)
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	$—	$166
Proceeds from issuance of Mudrick Bridge Note, net of issuance costs	2,988	—
Proceeds from issuance of Mudrick Super Priority Note, net of issuance costs	14,660	—
Proceeds from issuance of Mudrick Convertible Promissory Notes and warrants, net of issuance costs	—	169,750
Proceeds from issuance of Bridge Loans	—	30,770
Related Party advance on financing	—	4,750
Proceeds from Braemar Subordinated Promissory Note	—	2,000
Proceeds from the recapitalization of Getaround shares, (net of redemptions and InterPrivate II Acquisition Corp. prior incurred costs)	—	15,668
Repayment of Deutsche Bank Loan	—	(75,000)
Deutsche Bank loan repayment and extinguishment fees, including accrued but unpaid interest	—	(4,331)
Repayment of PGE loan	(1,061)	(302)
Repurchase of shares from related party	—	(5,313)
Net Cash Provided by Financing Activities	16,587	138,158
Effect of Foreign Currency Translation on Cash	189	(850)
Net change in cash and cash equivalents and restricted cash and cash equivalents	(52,270)	1,428
Cash and Cash Equivalents and Restricted Cash, beginning of year	67,894	66,466
Cash and Cash Equivalents and Restricted Cash, end of year	$15,624	$67,894

Getaround, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2023	Year ended December 31, 2022
Supplemental Schedule of Cash Flow Information
Cash paid for:
Cash paid for interest	$54	$6,508
Cash paid for income taxes	47	—
Non-cash investing and financing activities:
Exercise of Series E-3 Preferred stock warrants into Series E-3 convertible redeemable preferred stock	—	408
Issuance of Mudrick Super Priority Note to repay Mudrick Bridge Note	3,041	—
Exercise of Series B preferred stock warrants into Series B convertible redeemable preferred stock	—	240
Conversion of convertible promissory notes and bridge Loans to common Stock	—	89,136
Issuance of Braemar stock transfer agreement (debt discount on Braemar Subordinated Promissory Note)	—	1,498
Warrant conversion into common stock due to 2022 Business Combination	—	81,303
Incremental guarantee commission owed to PGE Lender	—	53
Conversion of iHeart Media Note Payable to Common Stock	—	388

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

Year ended December 31,	2023	2022
Cash and cash equivalents	$15,624	$64,294
Restricted cash included in current assets	—	3,600
Total Cash, Cash Equivalents and Restricted Cash at the End of Year	$15,624	$67,894

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

The Company, through its wholly owned subsidiary Getaround Operations LLC, is an online car rental service company headquartered in San Francisco, California. The Company provides peer-to-peer car‑sharing service powered by its proprietary technology, which allows car owners to earn income sharing their cars with pre-qualified drivers on the Company’s network. As of December 31, 2023, the Company operated globally in major U.S. cities and certain European markets, including France and Norway.

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

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had net loss of $113.9 million and $136.1 million for the years ended December 31, 2023 and 2022, respectively. The Company expects operating losses and negative cash flows to continue for the foreseeable future as it continues to develop and promote its platform, as well as to grow its user base through new markets.

As of December 31, 2023, the Company had $15.6 million in unrestricted cash and cash equivalents available to fund future operations. The Company’s capital requirements will depend on many factors and the Company may need to use available capital resources and/or raise additional capital earlier than currently anticipated. Should the Company pursue additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company. Please refer to Note 20 - Subsequent Events for details relating to additional financing.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. The most significant matters involving management’s estimates include those related to accounts receivable, claims allowances, assessment of possible impairment of its intangibles and long-lived assets, certain convertible notes payable and stock-based awards. Actual results may ultimately differ from management’s estimates.

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

As of December 31, 2023 and 2022, no single customer represented more than 10% of accounts receivable, and during the years ended December 31, 2023 and 2022, no single customer represented more than 10% of the Company’s total revenue.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. As of December 31, 2023, and 2022, the Company does not have meaningful cash equivalents.

Restricted Cash

As of December 31, 2023 and 2022, restricted cash consisted of fully collateralized letters of credit related to various lease agreements in the amount of $0 and $3.6 million as of December 31, 2023 and 2022, respectively. The reduction in restricted cash balance is driven entirely by the reclassification of funds to prepaid rent to facilitate withdrawals for lease payments.

Fair Value Measurements

The Company measures fair value based on the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value may be based on assumptions that

Getaround, Inc.

Notes to Consolidated Financial Statements

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

Based upon the information available, management has reserved an allowance for doubtful accounts in the amount of $3.8 million and $3.5 million as of December 31, 2023 and 2022, respectively. Provision for bad debt, inclusive of the amount of the allowance for doubtful accounts, was $6.4 million and $11.1 million for the twelve months ended December 31, 2023 and 2022, respectively.

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

Getaround, Inc.

Notes to Consolidated Financial Statements

impairment test. The quantitative approach compares the estimated fair value of the reporting unit to its carrying amount, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the differential.

No impairment charges were recorded for the year ended December 31, 2023. Based on Management’s analysis, a $23.3 million impairment charge was recorded in the year ended December 31, 2022 (See Note 9 - Goodwill and Intangible Assets, for a discussion of impairment charge).

Accrued Host Payments and Insurance Fees

Accrued host payments represent the portion of user rental fees earned but not remitted to vehicle owners as of the consolidated balance sheet date. Accrued insurance fees represent the portion of insurance fees collected on behalf of the insurance provider as of the consolidated balance sheet date, but not yet remitted to the insurance provider as of the consolidated balance sheet date. Vehicle owners typically earn 60% to 70% of rental fees. As of December 31, 2023, and 2022, accrued host payments and insurance fees were $13.2 million and $11.8 million, respectively.

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

The Company applies the five-step model to contracts in accordance with ASC 606 - Revenue from contracts with customers. In doing so, the Company assesses whether it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer and utilizes the most likely amount method to estimate variable considerations that are a part of the contract price, but not known at the contract inception. Variable considerations are billed to the customer when and if incurred during the period under contract, and to the extent the Company is entitled to such fees under the contract. At the time of the billing, the amount of variable consideration is known and not subject to constraint or estimate based on the occurrence or non-occurrence of events. Additionally, in determining the price of each contract, the Company differentiates between the concepts of price concessions and credit risk. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the products or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Each component of revenue is recognized net of any incentives and other considerations given to customers. The Company excludes all sales tax from the transaction price.

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

Getaround, Inc.

Notes to Consolidated Financial Statements

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

Getaround, Inc.

Notes to Consolidated Financial Statements

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

Operations and support expenses consist primarily of auto insurance, claims support, customer relationships, compensation and related expenses of operations personnel, driver’s license and identity checks, parking space lease expense, onboarding, and other operating costs. For the years ended December 31, 2023 and 2022, respectively, auto insurance costs were $6.0 million and $2.3 million, claims support costs were $16.5 million and $18.9 million, and compensation expenses were $19.7 million and $15.2 million.

Technology and product development expenses consist primarily of prototypes, product testing and testing equipment, and compensation and related personnel costs associated with the development, testing and maintenance of the Company’s software, hardware, and user experience. Compensation expenses included in Technology and product development expenses were $15.9 million and $22.9 million for the years ended December 31, 2023 and 2022, respectively. Research and development expenses within the meaning of ASC 730-10-50-1 incurred in periods presented have not been material.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses when incurred. Advertising costs were $12.3 million and $19.4 million for the years ended December 31, 2023 and 2022, respectively.

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

ASC 740 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under this guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of December 31, 2023 and 2022, there were no uncertain tax positions that required accrual. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the provision for income taxes. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2023, and 2022.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts as if it had originated the contracts. The Company adopted ASU 2021-08 effective January 1, 2023 which did not have a material impact on the Company's consolidated financial statements.

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

InterPrivate II

As discussed in Note 1, on December 8, 2022, the Company consummated the Merger Agreement dated May 11, 2022, with Legacy Getaround surviving the merger as a wholly owned subsidiary of the Company.

The aggregate consideration for the 2022 Business Combination was approximately $672 million, consisting of 67,200,526 shares of common stock at $10.00 per share. The common stock consideration consists of: (1) 40,293,530 shares of Legacy Getaround convertible redeemable preferred stock, (2) 26,906,996 shares of Legacy Getaround common stock, including shares issuable in respect of warrants and convertible promissory notes (including the 2021 Bridge Note holders). In addition to the consideration for Legacy Getaround equity holders, holders of the Getaround 2022 Bridge Notes received 5,400,542 shares of common stock and holders of the Mudrick Convertible Notes received 266,156 shares of common stock.

Pursuant to the Merger Agreement, 9,000,000 Bonus Shares were distributed pro rata to non-redeeming Public Stockholders of InterPrivate II. In addition, 57,358 Bonus Shares were distributed to EarlyBirdCapital, Inc. (one of the underwriters in InterPrivate II’s initial public offering), an aggregate of 34,412 Bonus Shares were distributed to the former independent directors of InterPrivate II who each held Founder Shares and 1,908,230 Bonus Shares were distributed to InterPrivate Acquisition Management II LLC (the “Sponsor”). The allocation of Bonus Shares to InterPrivate II Public Stockholders was designed to minimize redemptions, however, the shares held by EarlyBirdCapital, Inc., the former independent directors of InterPrivate II, and the Sponsor were not subject to redemption, thus the Bonus Shares allocated to these holders is presumed to be non-cash compensation to close the 2022 Business Combination. The Company recognized approximately $17.6 million in expense within Transaction costs on the consolidated statement of operations.

In connection with the 2022 Business Combination, Legacy Getaround incurred direct transaction costs of $9.2 million, consisting primarily of legal, accounting and other professional fees. The Company paid approximately $24.4 million for obligations of InterPrivate II that existed prior to close that were incurred as part of the 2022 Business Combination.

Pursuant to the Merger Agreement, following the closing of the transaction, Legacy Getaround stockholders and holders of the 2021 Bridge Notes will be entitled to receive an additional aggregate 34,000,000 Earnout Shares upon the satisfaction of certain stock

Getaround, Inc.

Notes to Consolidated Financial Statements

price performance conditions following the closing date of the transaction and expiring on the seventh anniversary of the closing date. The Earnout Shares are accounted for as equity classified equity instruments at initial issuance and recorded in additional paid-in capital on the Company’s consolidated balance sheet. Until the shares are issued and released, the Earnout Shares are not included in shares outstanding. As of the date of the 2022 Business Combination, the Earnout Shares had a fair value of approximately $270.2 million.

HyreCar

On May 16, 2023, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with HyreCar Inc., a Delaware corporation (the “Seller”). The Seller is a national carsharing marketplace for ridesharing, food, and package delivery via its proprietary technology platform. The Seller established a leading presence in Mobility as a Service through individual vehicle owners, dealers, rental agencies, and OEMs that wish to participate in new mobility trends. Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets owned, controlled or used by the Seller related to the operation of its peer-to-peer car sharing business and certain of the Seller’s liabilities (the “Assumed Liabilities”), as such terms are defined in the Asset Purchase Agreement, for an aggregate purchase price of $8.13 million, comprised of cash and certain credits for the Assumed Liabilities.

The following table summarizes the fair values of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Consideration:
Cash (net of cash acquired)	$7,826

Assets acquired and liabilities assumed:
Current assets (excluding cash)	$1,232
Intangible assets	9,380
Assumed current liabilities	(3,604)
Net assets acquired	7,008
Goodwill	818
Net assets acquired	$7,826

The fair value of the identifiable intangible assets acquired include the following (in thousands):

	Fair Value	Estimated useful life
Customer relationships - car renters	$6,720	1.4
Customer relationships - car owners	2,090	2.6
Developed technology	490	0.6
Tradename	80	0.6

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

Transaction expenses consists primarily of consulting and legal fees and are not included as a component of the consideration transferred but are recognized as general and administrative expenses in the period ended December 31, 2023.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information summarizes the results of operations for the Company as though the 2023 Business Combination had occurred on January 1, 2022. The unaudited pro forma financial information has been presented for

Getaround, Inc.

Notes to Consolidated Financial Statements

illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or the future consolidated results of operations of the Company.

Year Ended December 31, 2022 (Unaudited)
Total revenue	$100,533
Net loss	$(153,125)

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

The following tables summarize the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument (in thousands):

	Fair Value Measurement
December 31, 2023	Level 1	Level 2	Level 3
Assets:
Money market account	$—	$—	$—
Liabilities:
Warrant liability	$—	$—	$(20)
Warrant commitment liability	—	—	—
Mudrick convertible notes	—	—	(40,370)

	Fair Value Measurement
December 31, 2022	Level 1	Level 2	Level 3
Assets:
Money market account	$38	$—	$—
Liabilities:
Warrant liability	$—	$—	$(247)
Warrant commitment liability	—	—	(320)
Mudrick convertible notes	—	—	(56,743)

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

The fair value of the warrant liability, as of December 31, 2023, was estimated using a Monte Carlo simulation model. The significant unobservable inputs for the Monte Carlo model include the stock price, exercise price, risk-free rate of return, time to expiration, and the volatility. An increase or decrease in the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

Getaround, Inc.

Notes to Consolidated Financial Statements

The Company calculated the estimated fair value of the warrant commitment liability and private warrants as of December 31, 2023 and 2022 using the following assumptions:

December 31, 2023
Stock price	$0.24
Exercise price	$11.50
Risk-free interest rate	3.89%
Time to expiration (years)	3.94
Expected volatility	77.15%
Fair value per warrant	$0.004

December 31, 2022
Stock price	$0.65
Exercise price	$11.50
Risk-free interest rate	3.96%
Time to expiration (years)	4.94
Expected volatility	70.70%
Fair value per warrant	$0.05

The following table presents changes in the Level 3 liabilities measured at fair value for the years ended December 31, 2023 and 2022, respectively (in thousands):

	Year ended December 31, 2023
	Warrant Commitment Liability	Private Warrants
Balance (beginning of period)	$320	$247
Additions	—	—
Fair value measurement adjustments	(40)	(227)
Exercised	(280)	—
Balance (end of period)	$—	$20

	Year ended December 31, 2022
	Warrant Commitment Liability	Private Warrants
Balance (beginning of period)	$—	$—
Additions	1,365	900
Fair value measurement adjustments	(1,045)	(653)
Exercised	—	—
Balance (end of period)	$320	$247

During the years ended December 31, 2023 and 2022, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities that are measured at fair value.

Convertible Notes Payable and Super Priority Note Payable

The Company measures its convertible promissory notes and the Super Priority Note Payable at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value of the convertible promissory notes related to updated assumptions and estimates were recognized as a convertible promissory note fair value adjustment within the consolidated statements of operations and comprehensive loss.

In determining the fair value of the Mudrick Convertible Notes and the Super Priority Note Payable as of December 31, 2023, the Company used a market-based approach. The valuation method utilized a negotiated discount rate and a market yield rate which are unobservable inputs.

Getaround, Inc.

Notes to Consolidated Financial Statements

An increase or decrease in any of the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

The Company calculated the estimated fair value of the Mudrick Convertible Notes and Mudrick Super Priority Note Payable as of December 31, 2023 and 2022, respectively, using the following assumptions:

	December 31, 2023	December 31, 2022
	Mudrick Convertible Note
Issuance date	12/8/2022	12/8/2022
Maturity date	12/8/2027	12/8/2027
Interest rate (PIK)	10.00%	9.50%
Expected volatility factor	92.60%	95.23%
Risk-free interest rate	3.90%	4.00%
Estimated market yield	50.00%	30.00%

December 31, 2023
Mudrick Super Priority Note Payable
Inception date	12/11/2023
Maturity date	8/7/2024
Interest rate	15.00%
Estimated market yield	30.00%
Discount period (years)	0.60
Discount factor	0.84

The following table presents changes in the Level 3 convertible promissory notes measured at fair value for the periods ended December 31, 2023 and December 31, 2022 respectively (in thousands):

	December 31, 2023
	Mudrick Convertible Notes	Mudrick Super Priority Note Payable
Balance (beginning of period)	$56,743	$—
Additions	—	17,416
Fair value measurement adjustments	15,874	1,152
OCI - Change in fair value of the convertible instrument liability	(32,247)	—
Exercised	—	—
Balance (end of period)	$40,370	$18,568

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

Getaround, Inc.

Notes to Consolidated Financial Statements

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

Because this put and call option structure gives rise to both an option and an obligation of the Company to purchase the remaining 19% of the outstanding shares of Drivy as of the acquisition date, and because the put and call option structure is considered contingent compensation dependent upon continuous employment, the Company records compensation expense and a corresponding liability as the underlying employee services are performed, and does not present any non-controlling interest in the consolidated financial statements. The contingent compensation liability related to the put and call options, which is remeasured each reporting period, is presented in other accrued liabilities in the amount of $0 and $44 thousand as of December 31, 2023 and December 31, 2022, respectively. In June 2022, 935,005 shares of common stock were issued to settle the outstanding contingent compensation liability associated with the put and call options structure related to the acquisition of Drivy in April 2019. As of December 31, 2023 there is no remaining liability.

The expense related to the put call option agreement, which was included in the consolidated statements of operations and comprehensive loss, was as follows (in thousands):

	Year ended December 31, 2023	Year ended December 31, 2022
Sales and marketing	$—	$26
Operations and support	—	31
Technology and product development	—	74
General and administrative	—	1,049
Total	$—	$1,180

The following table details the amounts accrued as components of short-term and long-term liability as of December 31, 2023 and December 31, 2022 related to the put call option agreement (in thousands):

	Other Accrued Liabilities	Other Long-Term Liabilities
Beginning balance as of January 1, 2022	$5,087	$1,963
Additions	158	—
Payments	(1,581)	(963)
Settlements through issuance of common stock	(4,642)	—
Changes in fair value for share settled liability	1,022	(1,000)
Ending balance as of December 31, 2022	$44	—
Payments	(44)	—
Ending balance	$—	$—

Getaround, Inc.

Notes to Consolidated Financial Statements

6. Revenue

The following table present Company’s revenues disaggregated by geography (in thousands):

	Year ended December 31, 2023	Year ended December 31, 2022
Service revenue:
United States	$45,093	$34,869
Europe	26,059	23,239
Total service revenue	71,152	58,108

Lease revenue:
United States	$867	$859
Europe	661	488
Total lease revenue	1,528	1,347
Total Revenue	$72,680	$59,455

Contract Balances

Contract assets include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. The contract assets are reclassified to receivables when the rights become unconditional. The Company’s contract assets as of December 31, 2023 and 2022 in the amount of $0.6 million and $0.6 million, respectively, are included in prepaid expenses and other current assets on the consolidated balance sheets. The contract assets are typically invoiced within a month of recognition. The Company’s contract assets as of January 1, 2023 and 2022 amounted to $0.6 million and $0.7 million, respectively.

Contract liabilities are recorded as deferred revenues and include payments received in advance of performance under the contract. Contract liabilities are realized when services are provided to the customer. Contract liabilities as of December 31, 2023 and 2022 in the amount of $0.6 million and $0.7 million, respectively, are reported as a component of current liabilities on the consolidated balance sheets. All opening amounts of the December 31, 2022 and 2021 contract liabilities were recognized during the years ended December 31, 2023 and 2022, respectively. The Company’s contract liabilities as of January 1, 2023 and 2022 amounted to $0.7 million and $0.3 million, respectively.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Insurance	$2,234	$713
Rent	2,226	89
Deposits, current	1,547	311
Sales tax	909	284
Subscriptions	779	694
Contract assets	619	601
Advertising services	261	116
Compensation	119	284
Consulting	28	1,802
Other	1,409	1,190
Prepaid Expenses and Other Current Assets	$10,131	$6,084

Getaround, Inc.

Notes to Consolidated Financial Statements

8. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Computer equipment	$998	$1,089
Vehicles and vehicle equipment	3,595	3,677
Office equipment and furniture	1,217	1,249
Leasehold improvements	11,979	11,530
Less: accumulated depreciation and amortization	(9,285)	(7,094)
Property and Equipment, Net	$8,504	$10,451

Depreciation expense was $2.5 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively.

9. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

	Year ended December 31, 2023	Year ended December 31, 2022
Beginning Balance	$92,728	$122,805
Foreign currency translation	2,323	(6,808)
Additions from acquisitions	818	—
Impairment	—	(23,269)
Ending Balance	$95,869	$92,728

Impairment of Goodwill

There was no goodwill impairment in the year ended December 31, 2023.

During the year ended December 31, 2022, the Company identified indicators of impairment related to goodwill due to the significant decline in the Company’s stock price. The Company’s stock price had rapidly declined during the fourth quarter, which was not consistent or was significantly worse than the performance of its peers and the market as a whole. Management concluded that, given the sustained decrease in its stock price, it was more likely than not that the Company’s fair value was less than its carrying amount on December 31, 2022. Accordingly, the Company performed the quantitative impairment test by estimating the Company’s fair value using a market-based approach, using Level 3 inputs such as comparable companies’ market multiples and next fiscal year revenue projections. Based on the comparison of the Company’s weighted estimated fair value to its carrying amount, a $23.3 million goodwill impairment charge was recorded during the year ended December 31, 2022.

Intangibles Assets, net

The detail of intangible assets is as follows (in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining life (Years)
Developed technology	$12,235	$(11,452)	$783	0.3
Customer relationships	39,921	(32,896)	7,025	0.9
Trade names	323	(323)	—	—
Capitalized software costs - work in progress ("WIP")	5,550	—	5,550	N/A
Total	$58,029	$(44,671)	$13,358	0.8

Getaround, Inc.

Notes to Consolidated Financial Statements

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining life (Years)
Developed technology	$11,407	$(8,365)	$3,042	1.3
Customer relationships	31,124	(24,238)	6,886	1.3
Trade names	314	(314)	—	—
Capitalized software costs - WIP	1,100	—	1,100	N/A

Amortization expense was $11.6 million and $7.8 million for the years ended December 31, 2023 and 2022, respectively.

Expected future amortization expense for intangible assets as of December 31, 2023 is as follows (in thousands):

Year ended December 31,
2024	7,568
2025	1,905
2026	1,110
2027	1,110
Thereafter	1,665
Total	$13,358

10. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Claims payable	$19,235	$9,511
Sales and other tax	18,279	16,192
Professional services	4,861	4,162
Compensation	2,175	3,400
Vehicle leases	361	665
Insurance	21	350
Other	3,175	3,080
Other Accrued Liabilities	$48,107	$37,360

11. Notes Payable

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

Getaround, Inc.

Notes to Consolidated Financial Statements

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

In June 2019, the Company issued another convertible note for a total amount of $1.5 million, in connection with the Minimum Commitment Tranche followed by an additional $0.5 million in cash. In July 2019, the Company issued an additional convertible note for a total amount of $0.4 million, in connection with the Minimum Commitment Tranche. As of December 31, 2022 and 2021, the Company had a remaining contractual debt balance of $0.1 million, related to the Minimum Commitment Tranche, which is a separate legal obligation from the convertible notes discussed above. As of December 31, 2023 the Company has used $3.3 million in advertising services.

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

For the years ended December 31, 2023 and 2022, $6.0 thousand and $5.0 thousand of interest expense was recognized respectively.

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

Getaround, Inc.

Notes to Consolidated Financial Statements

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

In connection with the execution of the convertible note subscription agreement, the Company agreed to issue to the noteholders, within 100 trading days following the closing date, warrants in substantially the same form as previously issued public warrants, to purchase 2,800,000 shares of the Company’s common stock at an exercise price of $11.50 (Convertible Notes Warrants). The warrants will be exercisable for shares of the Company’s common stock having an aggregate value equal to $3.5 million, based upon a value of $1.25 per Convertible Notes Warrant. The value of the Convertible Notes Warrants will be adjusted upward or downward to reflect the VWAP reported by Bloomberg LP (subject to customary proportionate adjustments affecting the outstanding shares of the Company’s common stock) of the equivalent Public Warrants during the 90 trading days following the closing date, subject to a maximum upward or downward adjustment of $0.75 per Convertible Notes Warrant. As a result of the adjustment, the minimum and maximum number of Convertible Notes Warrants that the Company is obligated to issue is 1,750,000 and 7,000,000, respectively. The Company had the right to pay cash in lieu of issuing the Convertible Notes Warrants, provided that such cash amount will be equal to $3.5 million. As the Company had not issued the Convertible Notes Warrants as of the 2022 Business Combination and December 31, 2022, the Company recorded a warrant commitment liability on the Company’s consolidated balance sheets.

On May 4, 2023, the Company issued 7,000,000 warrants to holders of Mudrick Convertible Notes, according to the terms of the convertible note subscription agreement. The Convertible Notes Warrants are in substantially the same form as the Company's public warrants, and are aggregated with the public warrants.

Additionally, 266,156 shares of common stock were issued to Mudrick entities as Equitable Adjustment Shares pursuant to the convertible note subscription agreement. In exchange for the issuance of the Mudrick Convertible Notes, Equitable Adjustment Shares and commitment to issue warrants, the Company agreed to pay a backstop fee of $5.2 million through a reduction of proceeds. The net proceeds from the issuance of the Mudrick Convertible Notes, Equitable Adjustment Shares and warrant commitment liability were $169.8 million.

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

On June 23, 2023, July 7, 2023, and October 11, 2023, the Company received written notices from U.S. Bank Trust Company, National Association, in its capacity as trustee under the indenture governing the Mudrick Convertible Notes, for its failure to comply with the covenant of timely filing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023. As of December 31, 2023 all events of default have been remediated.

Event of default for Mudrick Convertible Note

On August 23, 2023, September 6, 2023, and December 6, 2023, in lieu of acceleration of the repayment obligation as a result of an event of default for not timely filing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 and June 30, 2023, respectively, the Company elected to pay additional interest on the notes at a rate per annum equal to (a) one quarter of one percent (0.25%) of the principal amount for the first ninety (90) days during which the event of default continues, and, thereafter, (b) one half of one percent (0.50%) of the principal amount for the ninety first (91st) through the one hundred and eightieth (180th) day during which the event of default continues, provided, however, that in no event will any such special interest accrue on any day at a combined rate per annum that exceeds one half

Getaround, Inc.

Notes to Consolidated Financial Statements

of one percent (0.50%). Following such elections, the convertible notes will be subject to acceleration from, and including, the one hundred and eighty first (181st) calendar day on which such event of default has occurred and is continuing or if the Company fails to pay any accrued and unpaid special interest when due. Special interest will cease to accrue from, and including, the earlier of (x) the date such event of default is cured or waived and (y) such one hundred and eighty first (181st) calendar day.

The Mudrick Convertible Notes were accounted for at fair value with changes in fair value being recognized under Convertible Promissory Note Fair Value Adjustment within the income statement (See Note 4 - Fair Value Measurements for a discussion of fair value accounting in connection with the Mudrick Convertible Notes).

The Company’s convertible notes payable balance was as follows (in thousands):

	December 31, 2023	December 31, 2022
iHeart Convertible Note	$99	$99
Mudrick Convertible Notes measured at fair value	40,370	56,743
Total Convertible Notes Payable	$40,469	$56,842

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

As of December 31, 2023, 1.2 million euros, or $1.3 million USD, were classified within short-term debt and a total remaining outstanding principal of 3.1 million euros, or $3.5 million. For the years ended December 31, 2023 and 2022, respectively, 50 thousand euros and 120 thousand euros, or $55 thousand USD and $127 thousand USD of interest expense was recognized, respectively.

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

Getaround, Inc.

Notes to Consolidated Financial Statements

On September 8, 2023, the Company entered into a Refinancing Transaction of the Note. In the Refinancing Transaction, among other things, (i) the Company repaid in full the principal and unpaid accrued interest under the Note; and (ii) the Company received new funding under the Mudrick Super Priority Note in an aggregate principal amount of $15,040,685.

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

On December 11, 2023, the Company amended and restated the Note to reflect an increased aggregate principal amount of $18,635,500, which is comprised of the original $15,040,685 principal amount under the Note, $594,815 in accrued interest on the Note as of December 11, 2023, and an additional principal amount of $3,000,000 to provide additional capital to the Company, the Subject Interest. The Subject Interest accrues interest monthly, at a rate of 15.00% per annum.

The Company may prepay the Note at any time prior to the Maturity Date, and subject to the following exception, must prepay the balance of the Note with (a) 50% of the net proceeds received prior to, and 100% of the net proceeds received on or after, January 31, 2024 from issuances of the Company’s capital stock (excluding intra-company issuances) or issuances of Company debt by the Company or any of its subsidiaries, and (b) 100% of the net proceeds of any sale, or similar disposition, of the Company or any of its subsidiaries. The mandatory prepayments set forth above do not apply to the first $10.0 million of net proceeds received by the Company in connection with a financing as described in clause (a) above. Please refer to Note 20 - Subsequent Events for details relating to further amendments to the Note.

The Company’s notes payable balances were as follows (in thousands):

	December 31, 2023	December 31, 2022
PGE Loan	$3,458	$4,409
Mudrick Super Priority Note (at fair value)	18,568	—
Total Notes Payable	22,026	4,409
Less: short-term portion of PGE Loan	(1,336)	(1,211)
Less: short-term portion of Mudrick Super Priority Note	(18,568)	—
Total Notes Payable, less current portion	$2,122	$3,198

The notes payable future principal payments as of December 31, 2023 are as follows (in thousands):

Year ended December 31,
2024	19,904
2025	1,177
2026	945
Thereafter	—
Total	$22,026

12. Leases

The Company leases corporate office facilities, short-term parking spaces and miscellaneous office equipment under operating lease agreements. The Company’s lease agreements have terms not exceeding eight years. As of December 31, 2023, the Company does not have any finance leases.

The Company elects not to apply the lease recognition requirements to the short-term leases. Accordingly, the Company recognize lease payments related to the short-term leases in the statements of operations and comprehensive loss on a straight-line basis over the lease term which has not changed from prior recognition.

Getaround, Inc.

Notes to Consolidated Financial Statements

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

The components of lease expense for the period ended December 31, 2023 are as follows (in thousands):

Operating lease costs	$3,308
Short-term lease costs	940
Variable lease costs(1)	759
Sublease income	(1,528)
Total Lease Costs	$3,479
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

Other information related to leases for the year ended December 31, 2023 are as follows (in thousands):

December 31, 2023
Operating cash flows used for lease liabilities	4,070

As of December 31, 2023, the weighted average remaining lease term for our operating leases was 5.5 years, and the weighted average incremental borrowing rate for the Company’s operating leases was 11.6%.

The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term. Future minimum payments under operating leases as of December 31, 2023, are as follows (in thousands):

Year ending December 31, 2023
2024	$4,173
2025	4,270
2026	4,369
2027	4,470
2028	4,574
Thereafter	2,119
Total undiscounted future cash flows	$23,975
Less: Imputed interest	(6,220)
Total	$17,755

Getaround, Inc.

Notes to Consolidated Financial Statements

13. Commitments and Contingencies

Commitments

As of December 31, 2023, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in the audited consolidated financial statements and the related notes thereto.

Legal Proceedings

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions that may be asserted against it that could have a material adverse effect on its business, reputation, results of operations or financial condition. Such litigation may include, but is not limited to, actions or claims relating to sensitive data, including its proprietary business information and intellectual property and that of its clients and personally identifiable information of its employees and contractors, cyber-attacks, data breaches and non-compliance with its contractual or other legal obligations.

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

Broadspire Litigation

On March 5, 2021, the Company filed a complaint against its former third-party insurance claims administrator, Broadspire Services, Inc. ("Broadspire") alleging negligence and breach of contract leading to losses suffered by the Company (Getaround v. Broadspire, San Francisco Superior Court Case No. CGC-21-590022). The defendant filed a cross-complaint for amounts allegedly owed by the Company for services rendered by Broadspire. On February 22, 2024, the Company agreed to the terms of a settlement of the civil suit the Company filed against Broadspire and the related cross complaint filed by Broadspire against the Company. Please refer to Note 20 - Subsequent events for additional details regarding this litigation.

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

Getaround, Inc.

Notes to Consolidated Financial Statements

successor-in-interest, under the Court of Chancery's "corporate benefit" doctrine. The Company intends to continue to defend itself vigorously against this complaint.

As of December 31, 2023 and 2022, the Company had accrued $1.6 million and $1.4 million, respectively, related to various pending claims and legal actions. The Company does not believe that a material loss in excess of accrued amounts is reasonably possible.

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

14. Income Taxes

The U.S. and foreign components of loss before provision for income taxes for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Year ended December 31, 2023	Year ended December 31, 2022
United States	$(98,123)	$(100,259)
Foreign	(16,612)	(36,444)
Loss before Benefit for Income Taxes	$(114,735)	$(136,703)

The components of the provision for (benefit from) income taxes for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Year ended December 31, 2023	Year ended December 31, 2022
Current:
Federal	$—	$—
State	(56)	39
Foreign	—	13
Total current tax expense	(56)	52

Deferred:
Federal	$—	$—
State	—	—
Foreign	(733)	(690)
Total Deferred Tax Benefit	(733)	(690)
Total Benefit from Income Taxes	$(789)	$(638)

Getaround, Inc.

Notes to Consolidated Financial Statements

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate for the years ended December 31, 2023, and 2022:

Year ended December 31,	Year ended December 31, 2023	Year ended December 31, 2022
Federal statutory income tax rate	21.0	21.0
State income tax expense	3.9	1.3
Permanent tax adjustments	(1.3)	(1.2)
Fair value adjustments	(0.2)	(7.4)
Transaction costs	—	(2.7)
Change in valuation allowance	(23.6)	(6.7)
Foreign rate differential	1.0	(3.0)
Other, net	(0.1)	(0.9)
Effective income tax rate	0.7	0.4

The components of deferred tax assets and liabilities as of December 31, 2023, and 2022 are as follows (in thousands):

Year ended December 31,	Year ended December 31, 2023	Year ended December 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$198,081	$183,522
Capitalized research costs	9,636	6,678
Lease liabilities	4,630	5,066
Accruals and reserves	6,807	5,097
Intangibles	1,093	—
Other	11,172	8,800
Total Deferred Tax Assets	$231,419	$209,163
Less: valuation allowance	(192,867)	(174,317)
Total Deferred Tax Assets, Net of Valuation Allowance	$38,552	$34,846
Deferred tax liabilities:
Intangibles	—	(1,742)
Convertible debt	(35,565)	(30,541)
ROU assets	(3,047)	(3,290)
Other	(152)	(200)
Total Deferred Tax Liabilities	$(38,764)	$(35,773)
Net Deferred Tax Liabilities	$(212)	$(927)

Based on available evidence, management believes it is not more likely than not that the net U.S., Netherlands, and France deferred tax assets will be fully realizable. In these jurisdictions, we have recorded a valuation allowance against net deferred tax assets. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies by jurisdiction. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute our business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed. We had a valuation allowance against net deferred tax assets of $192.9 million and $174.3 million as of December 31, 2023 and 2022, respectively. In 2022, the change in valuation allowance was primarily attributable to an increase in U.S. federal and state deferred tax assets resulting from loss from operations.

As of December 31, 2023, we had U.S. federal net operating loss (“NOL”) carryforwards of $15.5 million that begin to expire in 2031 and $109.5 million that have an unlimited carryover period. As of December 31, 2023, we had U.S. state NOL carryforwards of $43.2 million that begin to expire in 2027 and $2.2 million that have an unlimited carryover period. As of December 31, 2023, we had foreign NOL carryforwards of $0.9 million that begin to expire in 2026 and $26.8 million that have an unlimited carryover period.

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

Getaround, Inc.

Notes to Consolidated Financial Statements

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

The Company does not record deferred taxes on the undistributed earnings of its non-U.S. subsidiaries as it does not expect the temporary differences related to those unremitted earnings to reverse in the foreseeable future. As of December 31, 2023, no deferred tax liability related to the Company's non-U.S. subsidiaries exist due to their accumulated deficits. Future distributions of accumulated earnings of the Company's non-U.S. subsidiaries may be subject to nominal withholding taxes. We intend, however, to indefinitely reinvest those earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2023, all tax years are subject to examination by the respective taxing authorities. Generally, in the U.S. federal and state taxing jurisdictions, tax periods in which certain loss and credit carryovers are generated remain open for audit until such time as the limitation period ends for the year in which such losses or credits are utilized.

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no material unrecognized tax benefits as of December 31, 2023 and 2022.

15. Stock-Based Compensation

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

2022 Equity Incentive Plan

The 2022 Equity Incentive Plan was approved on December 6, 2022. Following the closing of the 2022 Business Combination, the Board of Directors amended the 2022 Equity Incentive Plan to reduce the number of shares of Getaround common stock initially reserved for issuance pursuant to the 2022 Equity Incentive Plan. Following the amendment, a total of 19,620,389 shares of Getaround common stock were reserved for issuance under the terms of the 2022 Equity Incentive Plan, which includes 11,000,000 shares of Getaround common stock reserved for issuance as Earnout Shares to certain Legacy Getaround employees upon the satisfaction of certain stock price performance conditions following the closing date of the 2022 Business Combination and expiring on the seventh anniversary of the closing date. As of December 31, 2023 no award had been granted or issued under this plan.

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

Restricted Stock Units

Restricted stock units (RSUs) activity is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2022	3,450,792	$8.52
RSUs granted	2,381,877	0.43
RSUs vested	(1,994,119)	4.03
RSUs canceled	(594,181)	8.69
Balance, December 31, 2023	3,244,369	$5.30

Each restricted stock unit represents the right to receive one share of the Company’s common stock upon vesting. The fair value of these RSUs was calculated based upon the Company’s common stock value on the date of grant, and the stock-based compensation expense is being recognized over the vesting period of four years.

Stock Options

Stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2022	5,134,332	$3.40	6.50	$61
Options granted	4,490,000	0.27	8.50	—
Options exercised	(1,121)	—	—	—
Options expired	(1,044,717)	2.67	—	—
Options forfeited	(581,490)	2.30	—	—
Balance, December 31, 2023	7,997,004	$1.78	7.53	$10
Vested and Exercisable, December 31, 2023	3,110,107	2.87	6.64	18
Vested and Exercisable and Expected to Vest, December 31, 2023	7,997,004	1.78	7.53	10

The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the estimated fair value of the Company’s common stock. The total intrinsic value for stock options exercised during the years ended December 31, 2023 and 2022 was $1.0 thousand and $3.8 thousand, respectively. The fair value of awards vested during the years ended December 31, 2023 and 2022 was $3.8 million and $4.5 million, respectively. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $0.18 and $3.90, respectively.

Valuation Assumptions

The Company measures compensation expense for all stock-based payment awards based on the estimated fair value on the date of the grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model utilizing the assumptions noted below:

Getaround, Inc.

Notes to Consolidated Financial Statements

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

The following table summarizes the weighted-average assumptions used in the valuation of stock options granted:

December 31,	2023	2022
Expected volatility (%)	81.4%	77.7%
Risk-free interest rate (%)	3.6%	2.9%
Expected dividend yield	—	—
Expected term (years)	6.0	6.0

The Company recognized stock-based compensation expense related to stock options of $3.4 million, and $4.8 million for the years ended December 31, 2023 and 2022, respectively, which was included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31, 2023	Year ended December 31, 2022
Sales and marketing	$53	$689
Operations	623	689
Technology and product development	380	1,191
General and administrative	2,384	2,235
Total	$3,440	$4,804

As of December 31, 2023, there was $5.1 million of total unrecognized compensation cost related to unvested stock options granted under the plan that is expected to be recognized over a weighted-average period of 0.89 years.

The Company recognized stock-based compensation expense related to RSUs of $9.1 million and $4.3 million for the years ended December 31, 2023 and 2022, respectively, which was included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

Getaround, Inc.

Notes to Consolidated Financial Statements

	Year ended December 31, 2023	Year ended December 31, 2022
Sales and marketing	$408	$734
Operations	1,851	734
Technology and product development	3,816	1,372
General and administrative	3,063	1,483
Total	$9,138	$4,323

As of December 31, 2023, there was $14.6 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.40 years.

Management Alignment Plan

In September 2020, the Company adopted a Management Alignment Plan, which, in the event of change in control, as defined in Treasury Regulation Section 1.409A-3(i)(5)(i), provides certain Company founders and certain critical service providers with an option to receive bonus payments in connection with that event. Management Alignment Plan contemplates a total of 1,200 participating units with value equal to the lesser of (a) 6% of the value of a transaction that gives rise to the change in control event, and (b) $15 million. Each unit shall have equal individual value. The Management Alignment Plan was terminated in connection with the 2022 Business Combination and no payments have been made under this plan. Additionally, no amounts have been accrued for potential payments under the Management Alignment Plan as of December 31, 2023 and 2022.

Early Exercise of Nonvested Options

At the discretion of the board of directors, certain options may be exercisable immediately at the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liabilities are reclassified into equity as the awards vest. As of December 31, 2023 and 2022, there were no early-exercised options.

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

In September 2018, the Company entered into a loan, pledge and option agreement with two co founders and Board members of the Company for a total of $7.3 million (2018 Stockholder Notes). One of these co-founders separated from the Company in 2018 but continues to serve as a consultant. The 2018 Stockholder Notes accrue interest at an annual rate of 2.86% and have a maturity date of September 14, 2025. The 2018 Stockholder Notes are collateralized by 1,591,342 shares of Company’s common stock previously held by the founders. In connection with the Stockholder Notes, the Company agreed to enter into a call option with the co-founders and Board members, whereby the Company paid a total of $0.7 million for the right to purchase a total of 386,027 shares of the Company’s common stock for a purchase price of $18.95 per share plus an additional $0.06 per share per month through the exercise period. The call option can be exercised any time between September 14, 2021 and September 14, 2025.

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

Getaround, Inc.

Notes to Consolidated Financial Statements

The 2015 Stockholder Notes and 2018 Stockholder Notes remaining outstanding (collectively the “Stockholders Notes”) have been recorded as a component of stockholders’ equity (deficit) as of December 31, 2023 and 2022.

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

In December 2022, Legacy Getaround entered into a note repayment agreement with the Legacy Getaround’s Chief Executive Officer (CEO) to repay outstanding note receivable agreements originating in 2015 and 2019 totaling $6.1 million. The note repayment agreement was part of an exchange transaction executed to facilitate the Business Combination (See 2022 Exchange Transaction below and Note 19 – Related Party Transactions).

2022 Exchange Transaction

In connection with the 2022 Business Combination, Legacy Getaround executed note repayment and share repurchase agreements with Legacy Getaround’s former CEO on December 8, 2022. Legacy Getaround agreed to repurchase 868,068 shares from Legacy Getaround’s former CEO at a per share price of $6.12, and the former Legacy Getaround CEO agreed to transfer 831,788 shares to Legacy Getaround in satisfaction of outstanding notes and obligations owed to Legacy Getaround (the “Exchange Transaction”). The notes and obligations owed to Legacy Getaround by the former Legacy Getaround CEO included $6.1 million related to the 2015 and 2019 recourse Stockholder Notes and $8.1 million related to the 2021 nonrecourse promissory note agreement that previously facilitated the cashless exercise of 3,189,176 options to exercise common stock. The former Legacy Getaround CEO retained 1,888,004 shares that were fully vested and previously collateralized the 2021 nonrecourse promissory note.

Since the note repayment and share repurchase agreements were negotiated and executed contemporaneously with the 2022 Business Combination, Legacy Getaround treated the Exchange Transaction as an exchange of share-based payment awards in a business combination comprising a single unit of account. Legacy Getaround recognized $12.8 million compensation expense at the time of the transaction. The entire amount of the expense was recognized immediately as the consideration received does not require continuous service in order to vest.

16. Warrants

Upon the closing of the 2022 Business Combination, Legacy Getaround’s common stock warrants and convertible redeemable preferred stock warrants were exercised for Legacy Getaround common stock and redeemable preferred common stock, respectively, and subsequently converted into Getaround common stock.

Please refer to the table below for detail of warrant liability by type of warrant (in thousands):

December 31,	2023	2022
Private warrants	20	247
Total	$20	$247

Number of outstanding warrants as of December 31, 2023 and 2022 was as follows:

December 31,	2023	2022
Public Warrants	12,175,000	5,175,000
Private warrants	4,616,667	4,616,667
Total	16,791,667	9,791,667

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

Getaround, Inc.

Notes to Consolidated Financial Statements

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

At December 31, 2023, outstanding public and private warrants were 12,175,000 and 4,616,667, respectively. The public warrants are equity-classified and private warrants are liability-classified.

17. Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2023 and 2022 (in thousands except per share amounts):

	Year ended December 31, 2023	Year ended December 31, 2022
Net loss	$(113,946)	$(136,065)
Basic and diluted weighted average common stock outstanding	92,685	27,222
Basic and diluted net loss per share	$(1.23)	$(5.00)

Since the Company was in a loss position for the years ended December 31, 2023 and 2022, basic net loss per share was the same as diluted net loss per share for the periods presented.

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in whole shares):

	Year ended December 31, 2023	Year ended December 31, 2022
Stock options and restricted stock units outstanding(1)	11,241,373	8,585,124
Private Warrants	4,616,667	4,616,667
Public Warrants	12,175,000	5,175,000
Shares for Mudrick convertible notes	19,001,500	15,218,000
Shares for Mudrick PIK Notes	1,884,782	—
Mudrick note warrants	—	7,000,000
Total	48,919,322	40,594,791
(1)
Balances are inclusive of the common stock options legally exercised in exchange of the nonrecourse promissory notes.

Getaround, Inc.

Notes to Consolidated Financial Statements

18. Segment and Geographical Area Information

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

Geographical Area Information

The table below summarizes the Company’s long-lived assets, which are comprised of property, equipment and operating lease right-of-use assets, net of accumulated depreciation, by geographical area:

Year ended December 31,	Year ended December 31, 2023	Year ended December 31, 2022
United States	$18,883	$22,039
Europe	1,783	1,696
Total	$20,666	$23,735

(See Note 6 – Revenue for the Company’s revenues disaggregated by geography).

19. Related Party Transactions

Mudrick Capital Management L.P.

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

In August 2023, the Company entered into a promissory note (the “Note”) with Mudrick Capital Management L.P. for an aggregate principal amount of $3 million to provide additional capital to the Company. The Note had a maturity date of September 7, 2023 (the “Maturity Date”) and bears an interest rate of 15% per annum compounded daily. On September 8, 2023, the Company entered into a Refinancing Transaction of the Note.

In September 2023, the Company issued and sold to Mudrick Capital Management L.P. on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by Mudrick Capital Management L.P. or its affiliates (the “Purchaser”), a super priority note in an aggregate amount of $15,040,685 (the “Note”). The Note accrues interest monthly beginning on October 15, 2023, at a rate of 15.00% per annum. The Note will mature on August 7, 2024, at which time the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased.

A member of the Company's Board of Directors, who joined the Board in the first quarter of 2024, holds an interest in Mudrick Capital Management L.P. Please refer to Note 11 - Notes Payable for additional details regarding the notes.

Recourse and Nonrecourse Promissory Note

In February 2021 Legacy Getaround entered into nonrecourse promissory note agreements with the CEO, as well as with another stockholder in order to facilitate cashless exercise of 3,345,568 options to purchase common stock. This arrangement resulted in no incremental share-based compensation expense during the period. Please refer to Note 15 — Stock-Based Compensation for additional details regarding these agreements.

Additionally, in 2015, 2018 and 2019 Legacy Getaround entered into note receivable agreements (collectively the Stockholders Notes) with the CEO and two others of the Company’s founders. The Stockholders Notes have been presented as a component of stockholders’ equity (deficit) as of December 31, 2023 and 2022 on the Company’s consolidated balance sheet. Please refer to Note 15 — Stock-Based Compensation for additional details regarding these agreements.

Getaround, Inc.

Notes to Consolidated Financial Statements

To help facilitate the 2022 Business Combination, Legacy Getaround executed note repayment and share repurchase agreements with the CEO on December 8, 2022. Please refer to Note 15 – Stock-Based Compensation for additional details regarding this arrangement.

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

Braemar

In October 2022, the Company issued a $2.0 million subordinated promissory note to Braemar Energy Ventures III LP, a related party and an existing investor in the Legacy Getaround. A member of the Company’s Board of Directors holds an interest in Braemar. Additionally in October 2022, the Sponsor entered into the Stock Transfer Agreement with Braemar.

In December 2022 and prior to the 2022 Business Combination, the subordinated promissory notes were extinguished in exchange for issuance of 2022 Bridge Loans. The exchange met the closing conditions for the stock transfer agreement between the Sponsor and Braemar, pursuant to which the Sponsor agreed to transfer 200,000 shares of the Company’s common stock following the closing of the 2022 Business Combination.

Service Fee to Sponsor Affiliates

In connection with the 2022 Business Combination, the Company paid a service fee of $2.0 million to the Sponsor affiliates (See Note 3 - Business Combination).

Non-Redemption Agreement

In connection with the 2022 Business Combination, the Company paid $3.0 million to certain funds controlled by Magnetar Financing LLC (“Magnetar”), an investor in the Company, in connection with a non-redemption agreement. Pursuant to the non-redemption agreement, Magnetar agreed that it would, at InterPrivate II’s election, not redeem an amount of shares of Class A Stock up to an aggregate of 1,550,000 shares.

Bonus Shares

Pursuant to the Merger Agreement, 2,000,000 Bonus Shares were distributed to EarlyBirdCapital (one of the underwriters in InterPrivate II’s initial public offering), the then-current and former independent directors of InterPrivate II and the Sponsor.

20. Subsequent Events

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On January 5, 2024, Getaround, Inc. (the “Company”) received written notice (the "NYSE Notice") from the New York Stock Exchange (the “NYSE”) that the Company was not in compliance with the continued listing standards set forth in Sections 302 and 303A of the NYSE Listed Company Manual, which requires issuers to hold an annual meeting during each fiscal year pursuant to Section 302 of the Listed Company Manual. The Company was unable to hold an annual meeting during its 2023 fiscal year due to a lengthy delay in completing the financial audit of its 2022 results, and resulting delays in filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”), as previously disclosed in a Notification of Late Filing on Form 12b-25 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023. The Company filed the Annual Report on November 16, 2023, and intends to hold an annual meeting in respect of its fiscal year ended December 31, 2022, as soon as practicable. The NYSE notice has no immediate effect on the listing of the Company’s common stock.

New Financing

On January 12, 2024, Getaround, Inc. (the “Company”) and Mudrick Capital Management L.P., on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by Mudrick Capital Management L.P. or its affiliates (the “Purchaser”),

Getaround, Inc.

Notes to Consolidated Financial Statements

amended and restated the amended and restated super priority secured promissory note in an aggregate amount of $18,635,499.51 entered into by such parties on December 11, 2023 (as amended and restated and as further amended and restated, supplemented or otherwise modified from time to time, the "Note") to reflect an increased aggregate principal amount of $20,880,922.00, which is comprised of the original $18,635,499.51 principal amount under the Note, $245,422.49 in accrued interest on the Note as of January 12, 2024, and an additional principal amount of $2,000,000 to provide additional capital to the Company (the “Second A&R Note”).

On January 19, 2024 the Company and the Purchaser further amended and restated the Note to reflect an increased aggregate principal amount of $23,941,032.31, which is comprised of the original $20,880,922.00 principal amount under the Second A&R Note, $60,110.3 in accrued interest on the Note as of January 19, 2024, and an additional principal amount of $3,000,000 to provide additional capital to the Company (the “Third A&R Note”).

The Note accrues interest monthly beginning on January 19, 2024, at a rate of 15.00% per annum, which interest rate, upon the occurrence, and during the continuation, of an Event of Default (as defined therein), will be increased by 2.00%. The Second A&R Note was issued pursuant to the existing Incremental Subscription Agreement described in our current report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2023, and the Third A&R Note was issued pursuant to an amended and restated incremental subscription agreement dated January 12, 2024 (the “A&R Incremental Subscription Agreement”), in each case by and between the Purchaser and the Company. The Company may request the Purchaser to purchase up to an additional $15,000,000 in aggregate principal amount under the Note, subject to certain conditions.

The Note will mature on August 7, 2026, at which time 108% of the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased.

On February 7, 2024, the Company and the Purchaser amended and restated the Third A&R Note to reflect an increased aggregate principal amount of $40,303,393, which is comprised of the original $23,941,032 principal amount under the Third A&R Note, $189,940 in accrued interest as of February 7, 2024, and an additional principal amount of $16,172,421 (the “Fourth A&R Note” and, as so amended and restated, the “Note”). The Fourth A&R Note will mature on August 7, 2026, at which time 108% of the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased.

Broadspire Settlement

On February 22, 2024, Getaround, Inc. (the “Company”) agreed to the terms of a settlement of the civil suit the Company filed against Broadspire Services, Inc. ("Broadspire") on March 5, 2021, Getaround, Inc. v. Broadspire Services, Inc., Case No. CGC-21-590022, and the related cross complaint filed by Broadspire against the Company on April 29, 2021, both in the Superior Court of California in the City and County of San Francisco. On March 14, 2024, Broadspire made a settlement payment to the Company in the amount of $15 million, in exchange for the dismissal of all claims and counterclaims amongst the parties in connection with the civil suit and related cross complaint. The $15 million settlement payment, less fees for legal services paid to Covington & Burling LLP, counsel to the Company, and legal costs, resulted in a net payment to the Company of approximately $10.3 million.

Appointment of an Executive, Compensatory Arrangement, and Departure of an Executive

On February 26, 2024, Company's Board of Directors appointed Mr. Eduardo Iniguez as the CEO of the Company. In connection with Mr. Iniguez’s appointment, the Company entered into an employment agreement with Mr. Iniguez, which included salary, various bonus provisions, and equity award consideration, which includes options awards of 11,100,000 that vest over four years, and an additional 76,950,000 options that will vest over four years with certain limitations that may cap vesting. Mr. Iniguez succeeded Mr. Sam Zaid, one of three co-founders of the Company.

New York State Operations

On March 23, 2024, the Company made a decision to suspend its operations in the state of New York, due to the high cost of complying with the New York Peer-to-Peer (P2P) Carsharing Act enacted in 2022.

There have been no other events or transactions that occurred subsequently that require recognition or disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 because of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective based on these criteria because of the material weaknesses described below..

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the audit of our consolidated financial statements for the year ended December 31, 2023, we and our independent registered public accounting firm identified the following material weaknesses (including the previously identified material weaknesses) in our internal control over financial reporting.

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

The management team plans to continue developing and implementing a remediation plan based on the advice of reputable third-party consultants engaged by the Company in connection with this effort. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate.

Changes in Internal Control Over Financial Reporting

We have been engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations following the 2022 Business Combination. Except with respect to the changes in connection with such design and implementation and the implementation and planning of the initiatives to remediate the material weaknesses noted above, there has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item, including information about our Directors, Executive Officers and Corporate Governance, is incorporated by reference to, and will be contained in, the Company’s proxy statement to be filed in connection with the annual meeting of stockholders to be held in respect of our fiscal year ended December 31, 2023.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to, and will be contained in, the Company’s proxy statement to be filed in connection with the annual meeting of stockholders to be held in respect of our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item, including information concerning security ownership of certain beneficial owners and management is incorporated by reference to, and will be contained in, the Company’s proxy statement to be filed in connection with the annual meeting of stockholders to be held in respect of our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to, and will be contained in, the Company’s proxy statement to be filed in connection with the annual meeting of stockholders to be held in respect of our fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to, and will be contained in, the Company’s proxy statement to be filed in connection with the annual meeting of stockholders to be held in respect of our fiscal year ended December 31, 2023.

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

4.3(b)

First Supplemental Indenture, dated September 7, 2023, by and between Getaround, Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40152), filed with the SEC on December 15, 2023).

4.4

Warrant Agreement, dated May 4, 2023, between Getaround, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40152), filed with the SEC on May 11, 2023).

4.5	Description of Securities.

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

10.8#

Form of Getaround, Inc. Executive Change in Control and Severance Agreement (Tier 2 Execs) ) (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K (File No. 001-40152), filed with the SEC on November 16, 2023.

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

10.11

Subscription Agreement, dated as of September 8, 2023, by and between the Company and Mudrick Capital Management L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40152) filed with the SEC on September 12, 2023).

10.11(a)

Form of Super Priority Secured Promissory Note due August 7, 2024 (incorporated by reference to Exhibit 10.1(a) to the Registrant’s Current Report on Form 8-K (File No. 001-40152) filed with the SEC on September 12, 2023).

10.12

Incremental Super Priority Note Subscription Agreement, dated as of December 11, 2023, by and between the Company and Mudrick Capital Management L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40152) filed with the SEC on December 14, 2023).

10.12(a)

Form of Amended and Restated Super Priority Secured Promissory Note due August 7, 2024 (incorporated by reference to Exhibit 10.1(a) to the Registrant’s Current Report on Form 8-K (File No. 001-40152) filed with the SEC on December 14, 2023).

10.13

Amended and Restated Incremental Super Priority Note Subscription Agreement, dated as of January 19, 2024, by and between the Company and Mudrick Capital Management L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40152) filed with the SEC on January 24, 2024).

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

101

Financial statements from the Annual Report on Form 10-K of Getaround, Inc. for the year ended December 31, 2023, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

GETAROUND, INC.

Date: March 28, 2024	/s/ Eduardo Iniguez
Name: Eduardo Iniguez
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Eduardo Iniguez, Tom Alderman and Spencer Jackson, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Eduardo Iniguez	Chief Executive Officer	March 28, 2024
Eduardo Iniguez	(Principal Executive Officer)
/s/ Tom Alderman	Chief Financial Officer	March 28, 2024
Tom Alderman	(Principal Financial and Accounting Officer)
/s/ Bruno Bowden	Director	March 28, 2024
Bruno Bowden
/s/ Jason Mudrick	Chairman of the Board	March 28, 2024
Jason Mudrick
/s/ Ravi Narula	Director	March 28, 2024
Ravi Narula
/s/ Jeffrey Russakow	Director	March 28, 2024
Jeffrey Russakow

/s/ Sam Zaid	Director	March 28, 2024
Sam Zaid