Form 10-K/A
period 2023-12-31
Getaround, Inc
filed 2024-04-29
CIK 1839608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

GETAROUND, INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

EXPLANATORY Note

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Getaround, Inc. for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024 (the “Original Report”), is being filed solely to include in the Original Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced Items to be incorporated in the Original Report by reference from a definitive proxy statement filed no later than 120 days after December 31, 2023. We are filing this Amendment No. 1 to include Part III information in our Original Report because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Report. This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Original Report. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certificates of our chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits to this Amendment No. 1. Because this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Because no financial statements are contained within this Amendment No. 1, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly noted herein, this Amendment No. 1 does not amend any other information set forth in the Original Report, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the Original Report.

Unless the context otherwise indicates, references in this report to the terms “Getaround,” the “Company,” “we,” “our” and “us” refer to Getaround, Inc., a Delaware corporation, and its consolidated subsidiaries.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Management and Board of Directors

The following table sets forth certain information, including ages as of April 1, 2024, regarding our executive officers and members of the Board.

Name	Age	Title
Executive Officers
Eduardo Iniguez	37	Chief Executive Officer and Director
Tom Alderman	41	Chief Financial Officer
Spencer Jackson	62	General Counsel and Secretary
Non-Employee Directors
Bruno Bowden(1)(2)(3)	45	Director
Jason Mudrick	49	Chairman of the Board
Ravi Narula(1)	54	Director
Jeffrey Russakow	55	Director
Sam Zaid	45	Director

(1)
Member of the audit committee.
(2)
Member of the compensation committee.
(3)
Member of the nominating and corporate governance committee.

Executive Officers

Eduardo Iniguez. Mr. Iniguez has served as our Chief Executive Officer and as a member of the Board since February 2024. He previously served as our Vice President of Risk & Strategy from May 2023, when we acquired certain assets from HyreCar, Inc., his former employer, to November 2023. Prior to rejoining Getaround, Mr. Iniguez served as the Chief Financial Officer of Silvus Technologies, a developer of advanced multiple-input, multiple-output communication systems, from November 2023 to February 2024. Prior to that, Mr. Iniguez served in various capacities at HyreCar, Inc. from May 2022 to May 2023, including serving as its interim Chief Executive Officer from December 2022 to May 2023. From September 2018 to May 2022, Mr. Iniguez was the Vice President of Corporate Finance at AllClear Aerospace & Defense, an aerospace distribution company, in which role Mr. Iniguez served as the Chief Financial Officer for one of the company’s joint ventures while overseeing the company’s finance and accounting functions. Mr. Iniguez received his Master of Business Administration and Bachelor of Science from the University of Southern California. We believe Mr. Iniguez is qualified to serve as a member of the Board because of his knowledge of the Company, HyreCar and the carsharing industry and his extensive experience in operational and financial management at other technology companies.

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

Jason Mudrick. Mr. Mudrick has served as a member of the Board since January 2024 and was appointed Chairman of the Board in February 2024. Mr. Mudrick is the founder and Chief Investment Officer of Mudrick Capital, an investment firm that specializes in long and short investments in distressed credit. Mudrick Capital was founded in 2009. Before founding Mudrick Capital, Mr. Mudrick served as Managing Director and Portfolio Manager of the Contrarian Equity Fund, a fund specializing in post-restructured equities. Mr. Mudrick has previously served on multiple creditors’ committees and boards of directors for several public and privately held companies. Mr. Mudrick holds his Bachelor of Arts degree in Political Science from the University of Chicago and his Juris Doctorate from Harvard Law School. We believe Mr. Mudrick is qualified to serve as a member of the Board because of his financial sophistication, capital market expertise, and extensive experience serving as a director of, or investing in, a number of privately and publicly held companies.

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

Sam Zaid. Mr. Zaid is a co-founder of Getaround and has served as a member of the Board since the Closing, and previously served as our Chief Executive Officer and as Chairman of the Board from the Closing until February 2024. Prior to the Closing, Mr. Zaid served as the Chief Executive Officer of Legacy Getaround from January 2022 until the Closing and from 2010 until December 2020, and as Executive Chairman of Legacy Getaround from December 2020 until December 2021. Before Getaround, Mr. Zaid founded and served as Chief Executive Officer of 360pi, a price intelligence platform for online retailers that was acquired by MarketTrack in 2017. Mr. Zaid also founded and served as Chief Executive Officer of Apption, an enterprise software consultancy specializing in big data analytics and Artificial Intelligence that he founded in 2004. Mr. Zaid has been named an E&Y Entrepreneur of the Year, a Microsoft Code Award winner, and was a Google Scholarship recipient. Mr. Zaid studied Engineering Physics at Queen’s University in Canada, graduating with First-class honors, and Artificial Intelligence & Robotics through the Singularity University Graduate Studies Program. We believe that Mr. Zaid is qualified to serve as a member of the Board because of the perspective and experience he brings as our co-founder and former Chief Executive Officer and his executive experience at other technology startup companies.

Audit Committee

Our audit committee currently consists of Messrs. Bowden and Narula, with Mr. Narula serving as chair. Rule 10A-3 of the Exchange Act and the listing standards of the New York Stock Exchange (“NYSE”) require that our audit committee be composed entirely of independent members. The Board has determined that each of Messrs. Bowden and Narula meets the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the NYSE listing standards and also meets the financial literacy requirements of the NYSE listing standards. In addition, the Board has determined that Mr. Narula qualifies as an “audit committee financial expert” within the meaning of the SEC regulations.

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

Delinquent Section 16 Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on our review of the copies of such forms filed with the SEC and written representations from the directors and executive officers, we believe that all Section 16(a) filing requirements were timely met in the year ended December 31, 2023, except as set forth below:

•
No Section 16(a) report was filed on behalf of Mr. Fahimi failed regarding a grant of stock options received on March 28, 2023.
•
No Section 16(a) report was filed on behalf of each of Messrs. Zaid, Alderman, Jackson, Bowden, Fattouh, Narula and Suslak and Dr. Russakow regarding a grant of RSUs received on August 8, 2023.

Item 11. Executive Compensation.

Executive Compensation

The following tables and accompanying narrative set forth information about the compensation provided to our named executive officers for the fiscal year ended December 31, 2023. These individuals, who are collectively referred to in this section as “named executive officers,” and their positions are as follows:

•
Sam Zaid: Former Chief Executive Officer
•
Tom Alderman: Chief Financial Officer
•
Kasra Sy Fahimi: Former Chief Operating Officer

2023 Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for each of the last two fiscal years during which such individuals were determined to be named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Total ($)
Sam Zaid(3)	2023	350,000	—	123,500	—	473,500
Former Chief Executive Officer	2022	293,795	447,915	—	—	741,710
Tom Alderman(4)	2023	304,000	—	63,000	—	367,000
Chief Financial Officer
Kasra Sy Fahimi(5)	2023	450,000	—	—	120,600	570,600
Former Chief Operating Officer	2022	257,812	350,500	3,172,500	—	3,780,812

(1)
Includes the following cash bonuses earned with respect to fiscal year 2022: (i) for Mr. Zaid, a retention and performance bonus of $312,500; and (ii) for Mr. Fahimi, a retention and performance bonus of $187,500 and a signing bonus of $100,000. Also includes payments of $60,000 and $63,000 from the 2022 bonus pool to Messrs. Zaid and Fahimi, respectively.

(2)
The amount reported in this column reflects the aggregate grant date fair value for financial statement reporting purposes of equity awards granted during the applicable fiscal year, as determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). This amount reflects our accounting expense for these options and does not represent the actual economic value that may be realized by the officer. There can be no assurance that the amount will ever be realized. For the assumptions used in valuing the applicable type of equity award, please see Note 15 – Stock-Based Compensation to our consolidated financial statements included elsewhere herein.
(3)
Mr. Zaid’s employment as Chief Executive Officer terminated in February 2024. Mr. Zaid continues to serve as a member of the Board.
(4)
Mr. Alderman was not a named executive officer for fiscal year 2022.
(5)
Mr. Fahimi’s employment as Chief Operating Officer terminated in March 2024.

Narrative Disclosure to Summary Compensation Table

For 2023, the compensation program for our named executive officers consisted of base salary, eligibility for a cash bonus, equity awards, and certain standard employee benefits.

2023 Equity Compensation

We have historically granted stock options and RSUs to our employees, including the named executive officers, under our 2022 Equity Incentive Plan and 2010 Stock Plan (each as defined below). With the adoption of our 2022 Equity Incentive Plan, we no longer grant awards under our 2010 Stock Plan.

Messrs. Zaid and Alderman each received an RSU award on August 8, 2023, with one-third of the RSUs vesting on August 15, 2023, and one-fourth of the RSUs vesting on the same day of every third month thereafter, subject to the holder’s continuous service through each vesting date. Mr. Fahimi received a stock option award on March 28, 2023, with 62,813 shares vesting on May 15, 2023, and 1/16th of the shares vesting every three months thereafter, subject to the holder’s continuous service through each vesting date.

The following table sets forth the number of stock options and RSUs granted to the named executive officers during 2023:

Named Executive Officer	2023 Stock Options Granted	2023 RSUs Granted
Sam Zaid	—	247,000
Tom Alderman	—	126,000
Kasra Sy Fahimi	670,000	—

For additional information regarding outstanding equity awards held by the named executive officers as of December 31, 2023, see the “Outstanding Equity Awards at 2023 Fiscal Year-End” table below.

2023 Executive Bonus Pool

The Company established a 2023 bonus pool to incentivize performance of its executive officers. In determining whether any executive officer earned a target bonus, the compensation committee assessed the performance of the executive officers by assessing Getaround’s performance relative to its annual operating plan and other factors. None of the named executive officers earned a bonus under the 2023 bonus pool for the year ended December 31, 2023, as the Company did not meet the applicable Company goals.

Potential Payments upon Termination or Change of Control

As of December 31, 2023, each named executive officer is entitled to certain payments and benefits upon a qualifying termination pursuant to their employment agreements or executive change in control and severance agreements, as described below.

Executive Change in Control and Severance Agreements

In November 2023, the compensation committee approved our entry into new executive change in control and severance agreements with certain executive officers, including Messrs. Alderman and Fahimi. Pursuant to the terms of these agreements, we have agreed to provide the following benefits to these executive officers if the executive officer is terminated for any reason other than “cause” (as such term is defined in the agreements) or, in some cases, the executive officer voluntarily resigns for “good reason” (as such term is defined in the agreements):

•
payment of his base salary for 6 months and target bonus for 6 months in the event the qualifying termination occurs more than 3 months prior to, or more than 12 months after, a qualifying change of control of our company or, in the event the qualifying termination occurs within 3 months prior to, or within 12 months after, a qualifying change of control of our company, (a) his base salary for nine months, (b) 100% of his then-current target bonus pro-rated based on the number of days of the fiscal year served prior to termination, and (c) 37.5% of his then-current target bonus;
•
a lump sum payment for his monthly premiums due under COBRA for 6 months in the event the qualifying termination occurs more than 3 months prior to or more than 12 months after a qualifying change of control of our company, and for 9 months in the event the qualifying termination occurs within three months prior to or within 12 months after a qualifying change of control of our company; and
•
acceleration of vesting with respect to 25% of his then-outstanding unvested awards of stock options and RSUs in the event the qualifying termination occurs more than 3 months prior to, or more than 12 months after, a qualifying change of control of our company, and with respect to 100% of his then-outstanding unvested awards of stock options and RSUs in the event the qualifying termination occurs within 3 months prior to, or within 12 months after, a qualifying change of control of our company.

Additionally, in the event of any qualifying change of control of our company without a qualifying termination, the executive officer will also be entitled to acceleration of vesting with respect to 25% of his then-outstanding unvested awards of stock options and RSUs.

Sam Zaid

If we terminate Mr. Zaid without cause or he resigns for good reason, subject to, among other things, his executing a general release of claims in favor of us and complying with the terms of the confidentiality agreement previously entered into with us, Mr. Zaid will be entitled to 12 months of COBRA premium payments.

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

Separation Agreements

In connection with his separation from the Company effective as of March 15, 2024, Mr. Fahimi entered into a separation agreement with us on April 10, 2024, pursuant to which he has received or will receive the following severance benefits in exchange for a customary release of claims against us:

•
a $225,000 base salary severance payment, payable in specified installments, over a six-month period;
•
a $100,000 bonus severance payment;
•
a benefits severance payment equal to six months of COBRA continuation benefits; and
•
an acceleration of vesting of stock options covering 187,944 shares.

In addition, Mr. Fahimi retained his rights to additional severance benefits in the event of a change in control pursuant to the executive change in control and severance agreement previously entered between him and the Company as described above.

Benefits and Perquisites

We provide benefits to the named executive officers on the same basis as provided to all of our employees, including medical, dental, vision, life and AD&D, and short- and long-term disability insurance, flexible spending accounts, vacation and paid holidays. The named executive officers were also eligible to participate in our 401(k) plan.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table presents, for each of the named executive officers, information regarding outstanding equity awards as of December 31, 2023.

			Option Awards(1)				Stock Awards(1)
Name	Award Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price(2)	Option Expiration Date	Number of Securities that Have Not Vested		Market Value of Securities that Have Not Vested(3)
Sam Zaid	02/25/2021	(4)					631,731	(5)	$148,457
	08/08/2023						102,917		$24,185
Tom Alderman	02/26/2021		32,025	—	$2.44	04/10/2028
	02/26/2021		5,444	—	$2.44	09/26/2028
	02/26/2021	(6)	26,137	444	$2.44	07/17/2029
	02/26/2021	(7)	12,281	3,732	$2.44	03/29/2030
	02/26/2021	(8)	33,560	6,712	$2.44	02/25/2031
	03/03/2021	(9)	17,325	6,454	$2.44	03/02/2031
	03/03/2021		32,025	—	$2.44	03/02/2031
	12/03/2021	(10)	86,397	25,692	$5.34	12/02/2031
	08/08/2023						52,500		$12,338
Kasra Sy Fahimi	05/10/2022	(11)	405,321	315,248	$3.93	05/09/2032
	03/28/2023	(12)	146,563	523,437	$0.27	03/27/2033

(1)
Excepted as indicated below, all options listed were granted under the 2010 Stock Plan and all stock awards listed were granted under the 2022 Equity Incentive Plan.
(2)
Represents the fair market value of a share of Getaround common stock on the date of grant, as determined by the Legacy Getaround board of directors, as adjusted by the conversion ratio in the Business Combination, which was 0.32025.
(3)
The closing price of a share of our common stock on December 29, 2023, was $0.235.
(4)
Represents the date the restricted stock was issued pursuant to the early exercise of an option granted on September 24, 2020.
(5)
The restricted stock was issued upon early exercise of an option granted under the 2010 Stock Plan on September 24, 2020. The vesting of the restricted stock is subject to, and contingent upon, the Company achieving a market capitalization equal to or greater than $3 billion following the Business Combination.
(6)
This option covering 26,581 shares is subject to a 5-year vesting schedule, with 1/60th of the total shares vesting on each monthly anniversary of January 1, 2019, subject to the holder’s continuous service through each vesting date.
(7)
This option covering 16,013 shares is subject to a 5-year vesting schedule, with 1/5th of the total shares vesting on the annual anniversary of February 3, 2020, and 1/60th of the total shares vesting on each monthly anniversary thereafter, subject to the holder’s continuous service through each vesting date.

(8)
This option covering 40,272 shares is subject to a 4-year vesting schedule, with 1/48th of the total shares vesting on each monthly anniversary of August 1, 2020, subject to the holder’s continuous service through each vesting date.
(9)
This option covering 23,779 shares is subject to a 4-year vesting schedule, with 1/48th of the total shares vesting on each monthly anniversary of January 1, 2021, subject to the holder’s continuous service through each vesting date.
(10)
This option covering 112,089 shares is subject to a 4-year vesting schedule, with 1/48th of the total shares vesting on each monthly anniversary of November 16, 2021, subject to the holder’s continuous service through each vesting date.
(11)
This option covering 720,569 shares will vest and become exercisable as follows: (a) 270,210 shares vested on March 21, 2023; and (b) 15,011 shares will vest and become exercisable on each monthly anniversary thereafter, subject to the holder’s continuous service through each vesting date. The vesting of the option will accelerate (i) with respect to 50% of the then-unvested shares subject to the option if we terminate Mr. Fahimi without cause or he resigns for good reason at any time within the period beginning 3 months prior to, and ending 12 months following, a change of control; (ii) with respect to 90,070 of the then-unvested shares subject to the option if we terminate Mr. Fahimi without cause or he resigns for good reason at any time on or before March 21, 2024; and (iii) with respect to 135,105 of the then-unvested shares subject to the option if we terminate Mr. Fahimi without cause or he resigns for good reason at any time following March 21, 2024. Upon the termination of Mr. Fahimi’s employment in March 2024, an additional 67,553 of the then-unvested shares subject to the option vested pursuant to the terms of a change in control and severance agreement and a separation agreement.
(12)
This option covering 670,000 shares will vest and become exercisable as follows: (a) 62,813 shares vested on May 15, 2023; and (b) 41,875 shares will vest and become exercisable every three months thereafter, subject to the holder’s continuous service through each vesting date. Upon the termination of Mr. Fahimi’s employment in March 2024, an additional 120,391 of the then-unvested shares subject to the option vested pursuant to the terms of a change in control and severance agreement and a separation agreement.

Director Compensation

Non-Employee Director Compensation Table for Fiscal Year 2023

The following table sets forth information concerning the compensation of our non-employee directors for the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	All Other Compensation ($)		Total ($)
Bruno Bowden	44,837	16,667	—		61,504
Ahmed M. Fattouh	—	16,667	—		16,667
Ravi Narula	44,837	66,667	—		111,504
Jeffrey Russakow	—	90,500	486,66	(4)	577,161
Neil S. Suslak(5)	—	12,500			12,500

(1)
Pursuant to our non-employee director compensation policy, each director (other than Dr. Russakow) earned a cash retainer for service during the year ended December 31, 2023.
(2)
The amount reported in this column reflects the aggregate grant date fair value for financial statement reporting purposes of RSUs granted during the fiscal year ended December 31, 2023, as determined in accordance with FASB ASC Topic 718. This amount reflects our accounting expense for these RSUs and does not represent the actual economic value that may be realized by the director. There can be no assurance that the amount will ever be realized. For the assumptions used in valuing the award, please see Note 15 – Stock-Based Compensation to our consolidated financial statements included elsewhere herein.
(3)
Each of the directors received an RSU award on August 8, 2023, consisting of: 33,333 RSUs (Mr. Bowden); 33,333 RSUs (Mr. Fattouh); 133,333 RSUs (Mr. Narula); 181,000 RSUs (Dr. Russakow); and 25,000 RSUs (Mr. Suslak). The RSUs granted to Messrs. Bowden, Fattouh and Narula were granted under our non-employee director compensation policy, as further described below, and vested in full on December 9, 2023. The RSUs granted to Dr. Russakow were granted in connection with the service arrangement under his consulting agreement, as further described below, and will vest as follows: one-third of the RSUs vesting on August 15, 2023, and 1/4th of the RSUs vesting on the same day of every third month thereafter, subject to the holder’s continuous service through each vesting date. The RSUs granted to Mr. Suslak, which were granted under our non-employee director compensation policy, did not vest and were forfeited upon his resignation from the Board in October 2023.

Our non-employee directors held the following number of RSUs as of December 31, 2023:

Name	RSUs Outstanding
Bruno Bowden	33,333
Ahmed M. Fattouh	33,333
Ravi Narula	133,333
Jeffrey Russakow	341,126
Neil S. Suslak(5)	—

(4)
We entered into a consulting agreement with Dr. Russakow effective as of November 1, 2021, as amended effective as of July 5, 2022, pursuant to which we agreed to pay Dr. Russakow $50,000 per month for services rendered under the consulting agreement, resulting in a total amount of $486,661 paid during fiscal year 2023.
(5)
Mr. Suslak resigned from the Board effective as of October 11, 2023.

Director Compensation Agreement

We entered into a consulting agreement with Jeffrey Russakow effective as of November 1, 2021, as amended effective as of July 5, 2022. Pursuant to the consulting agreement, we agreed to pay Dr. Russakow $50,000 per month for services rendered under the consulting agreement. Further, in light of Dr. Russakow’s agreement to reduce his cash compensation in 2023, we granted Dr. Russakow an award of RSUs covering 181,000 shares of common stock on August 8, 2023. The consulting agreement may be terminated by either party at any time upon 10 business days’ written notice or, if either party defaults in the performance of the consulting agreement or materially breaches any of its obligations under the consulting agreement, the non-breaching party may terminate the consulting agreement immediately if the breaching party fails to cure the breach within 3 business days of receiving written notice of the breach.

Non-Employee Director Compensation Arrangements

The Board has adopted a non-employee director compensation policy designed to attract and retain high quality non-employee directors (“Outside Directors”) by providing competitive compensation and to align their interests with the interests of our stockholders through equity awards.

Specifically, the policy provides for the following annual cash retainers, which are payable quarterly in arrears and pro-rated for partial quarters of service:

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
Chairperson of the Compensation Committee: $15,000
•
Chairperson of the Nominating and Corporate Governance Committee: $10,000

As described below, Outside Directors will also receive equity awards under the 2022 Equity Incentive Plan annually and will receive awards upon their initial appointment to the Board, as follows:

•
Upon initial election or appointment to the Board, a stock option or RSU award, as determined by the Board, with a grant date value of $300,000, which will vest in three equal annual installments beginning on the first anniversary of the date of grant, subject to such director’s continuous service through each applicable vesting date; and

•
At each annual stockholder meeting following such director’s appointment to the Board and such director’s service on the Board for a minimum of six months, an additional stock option or RSU award, as determined by the Board, with a grant date value of $150,000, which will vest in full upon the earlier of the first anniversary of the date of grant or the day prior to the next annual stockholder meeting, subject to such director’s continuous service through the applicable vesting date.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of April 1, 2024, for:

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

The beneficial ownership percentages set forth in the table below are based on 93,182,117 shares of common stock issued and outstanding as of April 1, 2024. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options or warrants held by the person that are currently exercisable, or exercisable within 60 days of April 1, 2024, or issuable pursuant to restricted stock units (“RSUs”) held by the person that are subject to vesting and settlement conditions expected to occur within 60 days of April 1, 2024. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Getaround, Inc., 55 Green Street, San Francisco, California 94111.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percent of Shares Beneficially Owned (%)
Five Percent and Greater Holders:
InterPrivate Acquisition Management II, LLC(1)	11,906,980	12.3
Entities affiliated with SoftBank Vision Fund(2)	21,516,384	23.1
Entities affiliated with Mudrick Capital Management(3)	28,151,976	23.3
Named Executive Officers and Directors
Sam Zaid(4)	7,488,985	7.8
Tom Alderman(5)	558,862	*
Kasra Sy Fahimi(6)	862,310	*
Bruno Bowden(7)	113,043	*
Eduardo Iniguez	—	*
Jason Mudrick(3)	28,151,976	23.3
Ravi Narula(8)	133,333	*
Jeff Russakow(9)	351,357	*
All Current Executive Officers and Directors as a Group (8 persons)(10)	30,759,345	24.9

* Represents beneficial ownership of less than one percent.

(1)
As reported on a Schedule 13D filed by InterPrivate Acquisition Management II, LLC (the “Sponsor”) on December 19, 2022, as amended on September 15, 2023. Includes (i) 8,056,980 shares and (ii) 3,850,000 shares underlying private placement warrants. InterPrivate Capital LLC is the managing member of the Sponsor, and Ahmed Fattouh is the managing member of InterPrivate Capital LLC. Mr. Fattouh has sole voting and investment discretion with respect to the shares held of record by the Sponsor. Accordingly, all securities held by the Sponsor may ultimately be deemed to be beneficially held by Mr. Fattouh. The business address of the Sponsor is c/o InterPrivate Capital LLC, 1350 Avenue of the Americas, 2nd Floor, New York, New York 10019.
(2)
As reported on a Schedule 13D filed by SB Investment Advisers (UK) Limited (“SBIA UK”) on December 19, 2022, as amended on September 12, 2023. Includes (i) 12,885,948 shares held by SoftBank Vision Fund (AIV M2) L.P. (“SVF AIV”) and (ii) 8,630,436 shares held by SVF Fetch (Cayman) Limited (“SVF Fetch”). SoftBank Vision Fund L.P. (“SVF”) is the managing member of SVF Holdings (UK) LLP, which is the sole owner of SVF Sync Holdings (Cayman) Limited, which in turn is the sole owner of SVF Fetch. SBIA UK has been appointed as alternative investment fund manager (“AIFM”) of SVF. As AIFM, SBIA UK is authorized and regulated by the UK Financial Conduct Authority and is exclusively responsible for making all decisions related to the acquisition, structuring, financing, and disposal of SVF’s and SVF AIV’s investments. Rajeev Misra, Saleh Romeih and Neil Hadley are the directors of SBIA UK. Accordingly, each of the foregoing entities and individuals may be deemed to share beneficial ownership of the securities held of record by SVF AIV and SVF Fetch. Each of them disclaims any such beneficial ownership. The business address for each of SBIA UK and SVF Holdings (UK) LLP is 69 Grosvenor Street, London W1K 3JP, United Kingdom. The business address for SVF is Aztec Group House, 11-15 Seaton Place, St. Helier, Jersey, JE4 0QH. The business address of SVF AIV is 251 Little Falls Drive, Wilmington, Delaware 19808. The business address for each of SVF Sync Holdings (Cayman) Limited and SVF Fetch is c/o Walkers Corp Ltd., 190 Elgin Avenue, George Town, Grand Cayman KY1-9008.
(3)
As reported on a Schedule 13D/A filed by Mudrick Capital Management, L.P. (“MCM”) on January 23, 2024. Represents (i) 66,362 shares, 1,745,280 shares underlying Convertible Notes Warrants and 5,207,373 shares issuable upon conversion of Convertible Notes held by Mudrick Distressed Opportunity Fund Global, L.P. (“Global LP”); (ii) 44,842 shares, 1,179,360 shares underlying Convertible Notes Warrants and 3,518,843 shares issuable upon conversion of Convertible Notes held by Mudrick Distressed Opportunity Drawdown Fund II, L.P. (“Drawdown II”); (iii) 4,386 shares, 115,360 shares underlying Convertible Notes Warrants and 344,198 shares issuable upon conversion of Convertible Notes held by Mudrick Distressed Opportunity Drawdown Fund II SC, L.P. (“Drawdown II SC”); (iv) 11,259 shares, 296,120 shares underlying Convertible Notes Warrants and 883,530 shares issuable upon conversion of Convertible Notes held by Mudrick Distressed Opportunity 2020 Dislocation Fund, L.P. (“DISL”); (v) 9,280 shares, 244,080 shares underlying Convertible Notes Warrants and 728,258 shares issuable upon conversion of Convertible Notes held by Mudrick Distressed Opportunity SIF Master Fund, L.P. (“SIF”); (vi) 24,077 shares, 633,240 shares underlying Convertible Notes Warrants and 1,889,391 shares issuable upon conversion of Convertible Notes held by Mudrick Stressed Credit Master Fund, L.P. (“MSC”); (vii) 7,604 shares, 200,000 shares underlying Convertible Notes Warrants and 596,737 shares issuable upon conversion of Convertible Notes held by Mudrick Opportunity Co-Investment Fund, LP (“Co-Invest”); and (viii) an aggregate of 98,346 shares, 2,586,560 shares underlying Convertible Notes Warrants and 7,717,490 shares issuable upon conversion of Convertible Notes held by certain accounts managed by MCM. The percentage ownership represents a percentage of the total number of shares that would be outstanding following a conversion of all such Convertible Notes. The Convertible Notes are convertible at an as- adjusted conversion price of $9.21 per share, representing a conversion rate of approximately 108.58 shares per $1,000 principal amount of Convertible Notes, which is subject to further adjustment. Mudrick GP, LLC (“Mudrick GP”) is the general partner of Global LP and may be deemed to beneficially own the securities directly held by Global LP. Mudrick Distressed Opportunity Drawdown Fund II GP, LLC (“Drawdown II GP”) is the general partner of Drawdown II and Drawdown II SC and may be deemed to beneficially own the securities directly held by Drawdown II and Drawdown II SC. Mudrick Distressed Opportunity 2020 Dislocation Fund GP, LLC (“DISL GP”) is the general partner of DISL and may be deemed to beneficially own the securities held by DISL. Mudrick Distressed Opportunity SIF GP, LLC (“SIF GP”) is the general partner of SIF and may be deemed to beneficially own the securities directly held by SIF. Mudrick Stressed Credit Fund GP, LLC (“MSC GP”) is the general partner of MSC and may be deemed to beneficially own the securities directly held by MSC. Mudrick Opportunity Co-Investment Fund GP, LLC (“Co-Invest GP”) is the general partner of Co-Invest and may be deemed to beneficially own the securities directly held by Co-Invest. Mudrick Capital Management, LLC (“MCM GP”) is the investment manager to Global LP, Drawdown II, Drawdown II SC, DISL, SIF, MSC, Co-Invest and certain accounts managed by MCM. Jason Mudrick, our Chairman of the Board, is the sole member of MCM GP, Mudrick GP, Drawdown II GP, DISL GP, SIF GP, MSC GP and Co-Invest GP. By virtue of these relationships, each of MCM, MCM GP and Mr. Mudrick may be deemed to beneficially own the securities held directly by Global LP, Drawdown II, Drawdown II SC, DISL, SIF, MSC, Co-Invest and certain accounts managed by MCM. The business address of each of the entities affiliated with MCM is c/o Mudrick Capital Management L.P., 527 Madison Avenue, 6th Floor, New York, NY 10022.
(4)
Includes (i) 4,767,475 shares held by Zaid Holdings LLC, over which Mr. Zaid may be deemed to have voting and dispositive power, and (ii) 2,325,125 shares issuable pursuant to RSUs that are subject to vesting and settlement conditions expected to occur within 60 days of April 1, 2024.
(5)
Includes (i) 268,987 shares issuable pursuant to stock options exercisable within 60 days of April 1, 2024, and (ii) 270,375 shares issuable pursuant to RSUs that are subject to vesting and settlement conditions expected to occur within 60 days of April 1, 2024.
(6)
Includes 826,739 shares issuable pursuant to stock options exercisable within 60 days of April 1, 2024.
(7)
Includes 33,333 shares issuable pursuant to RSUs that are subject to vesting and settlement conditions expected to occur within 60 days of April 1, 2024.

(8)
Includes 133,333 shares issuable pursuant to RSUs that are subject to vesting and settlement conditions expected to occur within 60 days of April 1, 2024.
(9)
Includes 341,126 shares issuable pursuant to RSUs that are subject to vesting and settlement conditions expected to occur within 60 days of April 1, 2024.
(10)
Includes (i) 451,879 shares of common stock beneficially owned by all of the Company’s current executive officers and directors as a group, (ii) 20,885,820 shares underlying Convertible Notes beneficially owned by Mr. Mudrick, (iii) 7,000,000 shares underlying warrants beneficially owned by Mr. Mudrick, (iv) 1,405,083 shares issuable pursuant to stock options exercisable within 60 days of April 1, 2024, and (v) 1,016,563 shares issuable pursuant to RSUs that are subject to vesting and settlement conditions expected to occur within 60 days of April 1, 2024.

Equity Compensation Plan Information

We have three equity compensation plans under which our equity securities are authorized for issuance: the Getaround, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”), the Getaround, Inc. Amended and Restated 2010 Stock Plan (the “2010 Stock Plan”) and the Getaround, Inc. 2022 Employee Stock Purchase Plan (the “2022 Employee Stock Purchase Plan”). The following table summarizes equity compensation plan information for such plans as a group as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	13,213,678	(2)	$1.78	(3)	9,295,388	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	13,213,678				9,295,388

(1)
Includes the 2022 Equity Incentive Plan, the 2010 Stock Plan and the 2022 Employee Stock Purchase Plan, each as described in Note 15 – Stock-Based Compensation to our consolidated financial statements included elsewhere herein.
(2)
Represents options to purchase 7,986,196 shares of common stock and RSU awards covering 5,227,482 shares of common stock.
(3)
The weighted average exercise price relates solely to outstanding stock option shares because shares subject to RSUs have no exercise price.
(4)
Includes 6,532,810 shares of common stock that remain available for issuance under the 2022 Equity Incentive Plan and 2,762,578 shares of common stock that remain available for purchase under the 2022 Employee Stock Purchase Plan. The 2022 Equity Incentive Plan is a successor to the 2010 Stock Plan, which we assumed in the Business Combination. All outstanding stock awards granted under the 2010 Stock Plan as in effect immediately prior to the Closing continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2010 Stock Plan as in effect immediately prior to the Closing. Any shares of common stock that are subject to outstanding awards under the 2010 Stock Plan that are issuable upon the exercise of stock options that expire or become unexercisable for any reason without having been exercised in full, or settlement of RSUs that expires without having been settled in full, will become available for future grant and issuance under the 2022 Equity Incentive Plan. In addition, any shares retained upon exercise or settlement of any outstanding award under the 2010 Stock Plan to satisfy the exercise price for such award or any withholding taxes due with respect to such award, and any shares issued pursuant to the 2010 Stock Plan that are later forfeited due to the failure to vest or repurchased by the Company at the original purchase price paid to the Company for the shares, will become available for future grant and issuance under the 2022 Equity Incentive Plan. Further, the 2022 Equity Incentive Plan provides for an automatic increase in the number of shares reserved for issuance thereunder on the first day of each fiscal year beginning with the 2023 fiscal year through and including the first day of the 2032 fiscal year, in each case, in an amount equal to the lesser of (a) 5% of the total number of shares of common stock that are issued and outstanding on the first day of the applicable fiscal year, (b) the number of shares of common stock initially reserved for issuance under the 2022 Equity Incentive Plan, and (c) such smaller number of shares determined by the Board. On January 1, 2024, the number of shares reserved for issuance under the 2022 Equity Incentive Plan was automatically increased by 4,650,911 shares. The 2022 Employee Stock Purchase Plan also provides for an automatic annual increase in the number of shares reserved for issuance thereunder on the first day of each fiscal year beginning with the 2023 fiscal year through and including the first day of the 2032 fiscal year, in each case, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock issued and outstanding on the first day of applicable fiscal year, and (ii) 1,841,719 shares of common stock, unless the Board determines that there will be no increase in the share reserve or that the increase in the share reserve for the applicable fiscal year will be a lesser number of shares of common stock than would otherwise occur. On January 1, 2024, the number of shares reserved for issuance under the 2022 Employee Stock Purchase Plan was automatically increased by 930,182 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Other than compensation arrangements for our directors and executive officers, which are described elsewhere in this report, the following describes transactions since January 1, 2022, and each currently proposed transaction in which:

•
we have been or are to be a participant;
•
the amounts involved exceeded or will exceed $120,000; and
•
any of our directors, executive officers, or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Investments by Mudrick Capital Management

On January 19, 2024, the Company and Mudrick Capital Management L.P., on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by it (“Mudrick Capital Management”), amended and restated an outstanding super priority secured promissory note to reflect an increased aggregate principal amount of $23,941,032, which is comprised of the $20,880,922 principal amount under the outstanding note being amended and restated, $60,110 in accrued interest as of January 19, 2024, and an additional principal amount of $3,000,000 (the “Third A&R Note”). The Third A&R Note was issued pursuant to an amended and restated incremental subscription agreement dated January 19, 2024 (the “A&R Incremental Subscription Agreement”), by and between Mudrick Capital Management and the Company and certain of the Company’s subsidiary guarantors. The Third A&R Note permitted the Company to request that Mudrick Capital Management purchase up to an additional $15,000,000 in aggregate principal amount under the Third A&R Note, subject to certain conditions. On February 7, 2024, the Company and Mudrick Capital Management amended and restated the Third A&R Note to reflect an increased aggregate principal amount of $40,303,393, which is comprised of the original $23,941,032 principal amount under the Third A&R Note, $189,940 in accrued interest as of February 7, 2024, and an additional principal amount of $16,172,421 (the “Fourth A&R Note” and, as so amended and restated, the “Mudrick Super Priority Note”). The Mudrick Super Priority Note accrues interest monthly at a rate of 15.00% per annum, which interest rate, upon the occurrence, and during the continuation, of an Event of Default (as defined in the Mudrick Super Priority Note), will be increased by 2.00%. The Mudrick Super Priority Note will mature on August 7, 2026, at which time 108% of the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased.

In connection with the issuance of the Third A&R Note, Jason Mudrick, the founder and Chief Investment Officer of Mudrick Capital Management, was appointed to the Board. Please refer to Note 11 – Notes Payable and Note 19 – Related Party Transactions for additional details regarding the Mudrick Super Priority Note.

Registration Rights Agreement

In connection with the Closing, we, InterPrivate Acquisition Management II LLC (the “Sponsor”), certain former directors and officers of the Company, and certain former stockholders of Legacy Getaround entered into an Amended and Restated Registration Rights Agreement, dated as of December 8, 2022 (the “Registration Rights Agreement”). Under the Registration Rights Agreement, we are obligated to file a registration statement to register the resale of approximately 44.4 million shares of common stock and 4.6 million private placement warrants, and the shares of common stock issuable upon the exercise of the private placement warrants. In addition, subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the holders may demand to sell all or any portion of their registrable securities in an underwritten offering. The Registration Rights Agreement also provides “piggy-back” registration rights to such holders, subject to certain requirements and customary conditions.

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

Pre-Business Combination Related Person Transactions of Legacy Getaround

Bridge Note Financings

In May 2021, Legacy Getaround entered into a subordinated convertible note purchase agreement (the “2021 Bridge Note Purchase Agreement”) with certain investors, including entities affiliated with certain of Legacy Getaround’s former directors, pursuant to which Legacy Getaround was authorized sell up to an aggregate of $50.0 million principal amount of its subordinated convertible promissory notes (the “2021 Bridge Notes”) in one or more closings until October 2021. The 2021 Bridge Notes accrued interest at a rate of 0.12% per annum and were scheduled to mature in November 2023. In connection with the Closing, the 2021 Bridge Notes converted in accordance with their terms into shares of Class A Stock at a conversion price equal to $8.50 per share. As of the Closing, the aggregate principal amount outstanding under the 2021 Bridge Notes was $29.4 million, with $53.0 thousand in accrued but unpaid interest.

In May 2022, Legacy Getaround entered into a subordinated convertible note purchase agreement (the “2022 Bridge Note Purchase Agreement”) with certain investors, including certain of Legacy Getaround’s former directors and entities affiliated with certain of Legacy Getaround’s former directors, pursuant to which Legacy Getaround was authorized sell up to an aggregate of $50.0 million principal amount of its subordinated convertible promissory notes (the “2022 Bridge Notes” and together with the 2021 Bridge Notes, the “Bridge Notes”) in one or more closings. In a series of closings in 2022, Legacy Getaround sold an aggregate of $37.5 million principal amount of 2022 Bridge Notes to the investors, including in principal amounts of $0.5 million to Bruno Bowden, a former member of the Board, and $10.0 million to Tariq Zaid, the brother of Sam Zaid, a member of the Board and our former Chief Executive Officer and Chairman of the Board, of which $5.25 million principal amount was issued to Mr. Zaid in June 2022 and $4.75 million principal amount was issued in September 2022 in satisfaction of such amount provided by Mr. Zaid as advance financing in anticipation of the subsequent closing. The 2022 Bridge Notes accrued interest at a rate of 1.85% per annum and were scheduled to mature in May 2024. In connection with the Closing, the 2022 Bridge Notes converted in accordance with their terms into shares of Class A Stock at a conversion price equal to $7.00 per share. As of the Closing, the aggregate principal amount outstanding under the 2022 Bridge Notes was $37.5 million, with $0.3 million in accrued but unpaid interest.

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

Other Investor Agreements

Legacy Getaround previously entered into an investor rights agreement, a voting agreement and a right of first refusal and co-sale agreement, each as amended and restated, with Sam Zaid, a member of the Board and our former Chief Executive Officer and Chairman of the Board, and certain holders of Legacy Getaround’s capital stock, including entities affiliated with certain of Legacy Getaround’s former directors. The investor rights agreement provided these holders with registration rights and certain of these holders with preemptive rights with regard to certain issuances of Legacy Getaround capital stock. The parties to the voting agreement agreed to vote in a certain way on certain matters, including with respect to the election of directors of Legacy Getaround. The voting agreement also provided for certain drag-along rights in connection with a sale of Legacy Getaround. The right of first refusal and co-sale agreement provided for customary rights of first refusal and co-sale in respect of certain sales of Legacy Getaround capital stock. All of these rights and the respective agreements terminated upon the Closing.

Executive Officer Loans

In December 2015 and November 2019, Legacy Getaround entered into loan, pledge and option agreements with Sam Zaid, a member of the Board and our former Chief Executive Officer and Chairman of the Board, in connection with loans to Mr. Zaid. Legacy Getaround received non-recourse promissory notes of $194 thousand and $5.6 million in exchange for the 2015 and 2019 loans, respectively, which were collateralized by pledges of certain shares of Legacy Getaround common stock beneficially owned by Mr. Zaid. In connection with the loans, Legacy Getaround purchased call options from Mr. Zaid for $9,000 and $0.4 million, respectively, which allowed Legacy Getaround to repurchase 125,636 shares and 631,579 shares, respectively, of Legacy Getaround common stock beneficially owned by Mr. Zaid at a purchase price equivalent to the outstanding balance of principal and interest under the 2015 and

2019 promissory notes. The 2015 loan accrued interest at a rate of 1.59% per annum, and had a maturity date of December 2020, subsequent to which it was considered payable on demand. The 2019 loan accrued interest at a rate of 1.59% per annum, and was due and payable upon the earlier (i) of November 2026; (ii) a liquidity event; or (iii) the exercise of the call option.

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

Executive Officer Stock Repurchase

On the Closing Date, Legacy Getaround and Zaid Holdings, LLC, an entity controlled by Mr. Zaid, a member of the Board and our former Chief Executive Officer and Chairman of the Board, entered into a stock repurchase agreement (the “Repurchase Agreement”) pursuant to which Legacy Getaround repurchased, subject to the Closing and the concurrent closing of the share transfer pursuant to the Note Repayment Agreement described above under “—Executive Officer Loans,” 2,710,571 shares of Legacy Getaround common stock from Zaid Holdings, LLC at a purchase price of $1.96 per share, which purchase price was based on the most recent valuation of a share of Legacy Getaround common stock as determined by the Legacy Getaround board of directors. The repurchases were funded by Legacy Getaround with available cash on hand at the Closing.

Pre-Business Combination Related Person Transactions of InterPrivate II

Related Party Note

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

Related Person Transactions Policy

We have adopted a written policy for the identification, review and approval or ratification of transactions involving related persons that conforms with the requirements for issuers having securities listed on NYSE. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”), any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and a related person were or will be participants and the amount involved exceeds $120,000, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, and guarantees of indebtedness. In reviewing and approving any such transactions, our audit committee will consider all relevant facts and circumstances as appropriate, such as the purpose of the transaction, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction, management’s recommendation with respect to the proposed related person transaction, and the extent of the related person’s interest in the transaction.

Director Independence

Our common stock is listed on the NYSE. Under the listing requirements and rules of the NYSE, independent directors must comprise a majority of the Board. The Board has undertaken a review of its composition and the independence of each director and considered whether any director has a material relationship with us that could compromise such director’s ability to exercise independent judgment in carrying out such director’s responsibilities as required by the rules of the NYSE. Based upon information requested from and provided by each director concerning such director’s background, employment and affiliations, including family relationships, the Board determined that Messrs. Bowden and Narula, representing two of our six directors, are “independent directors” as defined under current rules and regulations of the SEC and the listing standards of the NYSE. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances that the Board deemed relevant in determining their independence, including the beneficial ownership of our securities by each non-employee director and the transactions involving them described under “Certain Relationships and Related Party Transactions” above.

Item 14. Principal Accountant Fees and Services.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2023 and 2022 by dbbmckennon, our independent registered public accounting firm.

	2023	2022
Audit Fees	$482,000	$411,000
Total	$482,000	$411,000

Audit Fees consist of fees for professional services rendered for the audits of our financial statements which were billed during the respective year, including the audits of our annual financial statements and reviews of our interim quarterly reports, and services provided in connection with SEC filings, including consents and comfort letters.

Pre-Approval Policies and Procedures

Pursuant to its charter, our audit committee is responsible for pre-approving all audit and permissible non-audit services and related engagement fees and terms for services provided to us by our independent registered public accounting firm (or subsequently approving non-audit services in those circumstances where a subsequent approval is necessary and permissible). The audit committee’s charter gives the audit committee the power to delegate to one or more members of the audit committee the authority to pre-approve audit and permissible non-audit services. The audit committee has all of the audit and permissible non-audit services covered by the audit fees.

Item 15. Exhibit and Financial Statement Schedules.

(a)
The following documents are filed as part of this report:
1.
Financial Statements. The financial statements listed in the Index to Financial Statements under Part II, Item 8 of this report.
2.
Financial Statement Schedules. None.
3.
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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 of the Registrant’s Annual Report on Form 10-K (File No. 001-40152), filed with the SEC on March 29, 2024).

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

21.1	Subsidiaries of Getaround Inc. (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-40152), filed with the SEC on March 29, 2024).

23.1

Consent of dbbmckennon, independent registered accounting firm (incorporated by reference to Exhibit 23.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-40152), filed with the SEC on March 29, 2024).

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-40152), filed with the SEC on March 29, 2024).

31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-40152), filed with the SEC on March 29, 2024).

31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-40152), filed with the SEC on March 29, 2024).

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-40152), filed with the SEC on March 29, 2024).

32.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-40152), filed with the SEC on March 29, 2024).

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

GETAROUND, INC.

Date: April 29, 2024	/s/ Eduardo Iniguez
Name: Eduardo Iniguez
Title: Chief Executive Officer