Form 10-Q
period 2024-03-31
Getaround, Inc
filed 2024-05-10
CIK 1839608

M

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had 93,105,055 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the continuing impact of global, national or regional events on our business, the transportation industry, travel trends, and the global economy generally;
•
our ability to realize the expected benefits of the 2022 Business Combination (as defined below) and the acquisition of the HyreCar business; and
•
other risks and uncertainties described in this report, including those under the section entitled “Risk Factors.”

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

Getaround, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$24,537	$15,624
Accounts receivable, net	768	853
Prepaid expenses and other current assets	7,660	10,131
Total Current Assets	$32,965	$26,608
Property and equipment, net	7,943	8,504
Operating lease right-of-use assets, net	11,804	12,162
Goodwill	93,613	95,869
Intangible assets, net	10,845	13,358
Other assets	6,817	4,635
Total Assets	$163,987	$161,136
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$10,784	$15,552
Accrued host payments and insurance fees	15,445	13,192
Operating lease liabilities, current	2,355	2,268
Notes payable, current	1,595	19,904
Other accrued liabilities	44,611	48,107
Deferred revenue	1,547	684
Total Current Liabilities	$76,337	$99,707
Notes payable	33,250	2,122
Convertible notes payable ($66,390 and $40,370 measured at fair value, respectively)	66,489	40,469
Operating lease liabilities (net of current portion)	14,839	15,487
Deferred tax liabilities	257	212
Warrant liability	26	20
Total Liabilities	$191,198	$158,017
Commitments and contingencies (Note 11)
Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 93,105,059 and 92,827,281 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$9	$9
Additional paid-in capital	862,462	859,163
Stockholder notes	(8,284)	(8,284)
Accumulated deficit	(906,920)	(875,955)
Accumulated other comprehensive income	25,522	28,186
Total Stockholders’ Equity (Deficit)	$(27,211)	$3,119
Total Liabilities and Stockholders’ Equity (Deficit)	$163,987	$161,136

See accompanying notes to condensed consolidated financial statements.

Getaround, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Service revenue	$16,806	$11,199
Lease revenue	350	321
Total Revenues	$17,156	$11,520

Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Service	$1,916	$1,345
Lease	40	39
Sales and marketing	3,232	3,640
Operations and support	14,610	12,102
Technology and product development	4,119	3,839
General and administrative	13,949	14,368
Depreciation and amortization	3,873	2,482
Total Operating Expenses	$41,739	$37,815
Loss from Operations	$(24,583)	$(26,295)
Other Income (Expense)
Convertible promissory note and note payable fair value adjustment	(17,381)	2,920
Warrant liability fair value adjustment	(6)	(11)
Interest income (expense), net	(95)	206
Other income, net	11,151	210
Total Other Income (Expense)	$(6,331)	$3,325
Loss before Benefit for Income Taxes	$(30,914)	$(22,970)
Income Tax Expense (Benefit)	51	(171)
Net Loss	$(30,965)	$(22,799)
Change in fair value of the convertible instrument liability	(353)	—
Foreign Currency Translation (Loss) Gain	(2,311)	821
Comprehensive Loss	$(33,629)	$(21,978)

Net Loss Per Share Attributable to Stockholders (Note 15):
Basic	(0.32)	(0.25)
Diluted	(0.32)	(0.25)
Weighted average shares outstanding (Basic and Diluted)	96,675,724	92,308,288

See accompanying notes to condensed consolidated financial statements

Getaround, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

(in thousands, except share and per share data)

	Stockholders’ Equity
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

Getaround, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

(in thousands, except share and per share data)

	Stockholders’ Equity (Deficit)
	Common Stock			Additional		Accumulated Other	Total
	Shares	Amount	Stockholder Notes	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity (Deficit)
Balance, December 31, 2023	92,827,281	$9	$(8,284)	$859,163	$(875,955)	$28,186	$3,119
Stock-based compensation	—	—	—	3,299	—	—	3,299
RSUs vested	277,778	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	(2,311)	(2,311)
Change in fair value of the convertible instrument liability	—	—	—	—	—	(353)	(353)
Net loss	—	—	—	—	(30,965)	—	(30,965)
Balance, March 31, 2024	93,105,059	$9	$(8,284)	$862,462	$(906,920)	$25,522	$(27,211)

See accompanying notes to condensed consolidated financial statements

Getaround, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash Flows from Operating Activities
Net loss	$(30,965)	$(22,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,873	2,482
Provision for bad debts	1,320	2,176
Stock-based compensation	3,299	3,565
Change in fair value - convertible instrument liability	25,666	(2,920)
Change in fair value – notes payable	(8,285)	—
Change in fair value – warrant liability	6	11
Change in fair value – prepaid ad inventory	51	—
Non-cash lease expense	327	270
Gain from disposal of property and equipment	(5)	(19)
Loss from foreign currency remeasurement	141	212
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,250)	(1,837)
Prepaid expenses and other current assets	2,367	589
Operating leases liabilities	(530)	(446)
Other assets	(2,248)	(1,112)
Accounts payable	(4,701)	173
Accrued host payments and insurance fees	2,526	1,345
Accrued expenses and other liabilities	(3,651)	(3,898)
Deferred taxes	52	(191)
Deferred revenue	876	823
Net Cash Used in Operating Activities	$(11,131)	$(21,576)
Cash Flows from Investing Activities
Purchases of property and equipment	$(31)	$(396)
Capitalized software	(878)	(1,264)
Proceeds from sale of property and equipment	10	9
Net Cash Used in Investing Activities	$(899)	$(1,651)
Cash Flows from Financing Activities
Proceeds from issuance of Mudrick Super Priority Note, net of issuance costs	$21,180	$—
Repayment of PGE loan	—	(363)
Net Cash Provided by (Used in) Financing Activities	$21,180	$(363)
Effect of Foreign Currency Translation on Cash	(237)	232
Net change in cash and cash equivalents and restricted cash and cash equivalents	8,913	(23,358)
Cash and Cash Equivalents and Restricted Cash, beginning of period	15,624	67,894
Cash and Cash Equivalents and Restricted Cash, end of period	$24,537	$44,536

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash and cash equivalents	$24,537	$40,936
Restricted cash included in current assets	—	3,600
Total Cash, Cash Equivalents and Restricted Cash at the End of Period	$24,537	$44,536

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

The Company, through its wholly owned subsidiary Getaround Operations LLC, is an online car rental service company headquartered in San Francisco, California. The Company provides peer-to-peer car‑sharing service powered by its proprietary technology, which allows car owners to earn income sharing their cars with pre-qualified drivers on the Company’s network. As of March 31, 2024, the Company operated globally in major U.S. cities and certain European markets, including France and Norway.

Basis of Accounting

These unaudited interim condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our Annual report on Form 10-K for the year ended December 31, 2023 (the "Annual Report"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to SEC rules and regulations dealing with interim financial statements. In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods.

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

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had net loss of $31.0 million for the three months ended March 31, 2024, and $22.8 million for three months ended March 31, 2023. The Company expects operating losses and negative cash flows to continue for the foreseeable future as it continues to develop and promote its platform, as well as to grow its user base through new markets.

As of March 31, 2024 and December 31, 2023, the Company had $24.5 million and $15.6 million, respectively, in unrestricted cash and cash equivalents available to fund future operations. The Company’s capital requirements will depend on many factors and the Company

Getaround, Inc.

Notes to Consolidated Financial Statements

may need to use available capital resources and/or raise additional capital earlier than currently anticipated. As the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company or its stockholders. For example, additional debt and/or equity financing may result in substantial dilution to the Company's stockholders.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted.

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

The following tables summarize the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument (in thousands):

	Fair Value Measurement
December 31, 2023	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$—	$—	$(20)
Mudrick convertible notes	—	—	(40,370)
Super priority note payable	—	—	(18,568)

Getaround, Inc.

Notes to Consolidated Financial Statements

	Fair Value Measurement
March 31, 2024	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$—	$—	$(26)
Mudrick convertible notes	—	—	(66,390)
Super priority note payable	—	—	(31,463)

Warrants

The Company measures its warrant liability at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value of the warrant liability related to updated assumptions and estimates were recognized as a warrant liability fair value adjustment within the consolidated statements of operations and comprehensive loss.

The fair value of the warrant liability, as of March 31, 2024 were estimated using a Monte Carlo simulation model. The significant unobservable inputs for the Monte Carlo model include the stock price, exercise price, risk-free rate of return, time to expiration, and the volatility. An increase or decrease in the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

The Company calculated the estimated fair value of the private warrants as of March 31, 2024 and December 31, 2023, respectively, using the following assumptions:

March 31, 2024
Stock price	$0.31
Exercise price	$11.50
Risk-free interest rate	4.29%
Time to expiration (years)	3.69
Expected volatility	75.33%
Fair value per warrant	$0.006

December 31, 2023
Stock price	$0.24
Exercise price	$11.50
Risk-free interest rate	3.89%
Time to expiration (years)	3.94
Expected volatility	77.15%
Fair value per warrant	$0.004

The following table presents changes in the Level 3 liabilities measured at fair value for the periods indicated (in thousands):

	Private Warrants
	March 31, 2024	December 31, 2023
Balance (beginning of period)	$20	$247
Additions	—	—
Fair value measurement adjustments	6	(227)
Exercised	—	—
Balance (end of period)	$26	$20

During the three months ended March 31, 2024 and year ended December 31, 2023, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities that are measured at fair value.

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

In determining the fair value of the Mudrick Convertible Notes and the Super Priority Note Payable as of March 31, 2024, the Company used a market-based approach. The valuation method utilized a negotiated discount rate and a market yield rate which are unobservable inputs.

An increase or decrease in any of the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

The Company calculated the estimated fair value of the Mudrick Convertible Notes and Mudrick Super Priority Note Payable as of March 31, 2024 and December 31, 2023, respectively, using the following assumptions:

	March 31, 2024	December 31, 2023
	Mudrick Convertible Note
Issuance date	12/8/2022	12/8/2022
Maturity date	12/8/2027	12/8/2027
Interest rate (PIK)	10.00%	10.00%
Expected volatility factor	75.80%	92.60%
Risk-free interest rate	4.30%	3.90%
Estimated market yield	50.00%	50.00%

	March 31, 2024	December 31, 2023
	Mudrick Super Priority Note Payable
Inception date	12/11/2023	12/11/2023
Maturity date	8/7/2026	8/7/2024
Interest rate	15.00%	15.00%
Estimated market yield	30.00%	30.00%
Discount period (years)	2.35	0.60
Discount factor	0.50	0.84

The following table presents changes in the Level 3 convertible promissory notes and Super Priority Note Payable measured at fair value for the periods indicated (in thousands):

	March 31, 2024
	Mudrick Convertible Notes	Mudrick Super Priority Note Payable
Balance (beginning of period)	$40,370	$18,568
Additions	—	21,180
Fair value measurement adjustments	26,020	(8,285)
Balance (end of period)	$66,390	$31,463

Getaround, Inc.

Notes to Consolidated Financial Statements

4. Revenue

The following table presents the Company’s revenues disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2024	2023
Service revenue:
United States	$11,389	$6,846
Europe	5,417	4,353
Total service revenue	$16,806	$11,199

Lease revenue:
United States	$120	$213
Europe	230	108
Total lease revenue	350	321
Total Revenue	$17,156	$11,520

Contract Balances

Contract assets include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. The contract assets are reclassified to receivables when the rights become unconditional. The Company’s contract assets as of March 31, 2024 and December 31, 2023 in the amount of $0.5 million and $0.6 million, respectively, are included in prepaid expenses and other current assets on the consolidated balance sheets. The contract assets are typically invoiced within a month of recognition. The Company's contract assets as of January 1, 2024 and 2023 amounted to $0.6 million and $0.6 million, respectively.

Contract liabilities are recorded as deferred revenues and include payments received in advance of performance under the contract. Contract liabilities are realized when services are provided to the customer. Contract liabilities as of March 31, 2024 and December 31, 2023 in the amount of $1.5 million and $0.6 million, respectively, are reported as a component of current liabilities on the consolidated balance sheets. All opening amounts of the December 31, 2023 and 2022 contract liabilities were recognized during the periods ended March 31, 2024 and December 31, 2023, respectively. The Company's contract liabilities as of January 1, 2024 and 2023 amounted to $1.5 million and $0.7 million, respectively.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Insurance	$3,083	$2,234
Rent	893	2,226
Sales tax	786	909
Subscriptions	735	779
Contract assets	540	619
Advertising services	167	261
Deposits, current	163	1,547
Compensation	17	119
Consulting	4	28
Other	1,272	1,409
Prepaid Expenses and Other Current Assets	$7,660	$10,131

Getaround, Inc.

Notes to Consolidated Financial Statements

6. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Leasehold improvements	$11,971	$11,979
Vehicles and vehicle equipment	3,488	3,595
Office equipment and furniture	1,214	1,217
Computer equipment	933	998
Less: accumulated depreciation and amortization	(9,663)	(9,285)
Property and Equipment, Net	$7,943	$8,504

Total depreciation expense for the three months ended March 31, 2024 and 2023 was $0.3 million and $0.6 million, respectively.

7. Goodwill and Other Intangible Assets, Net

Other Intangibles Assets, Net

The following is a summary of the components of intangible assets and the related amortization expense (in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining life (years)
Developed technology	$11,974	$(11,782)	$192	0.04
Customer relationships	39,170	(34,899)	4,271	0.9
Trade names	316	(316)	—	—
Capitalized software costs - work in progress ("WIP")	6,382	—	6,382	N/A
Total other intangible assets	$57,842	$(46,997)	$10,845	0.8

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining life (Years)
Developed technology	$12,235	$(11,452)	$783	0.3
Customer relationships	39,921	(32,896)	7,025	0.9
Trade names	323	(323)	—	—
Capitalized software costs - work in progress ("WIP")	5,550	—	5,550	N/A
Total other intangible assets	$58,029	$(44,671)	$13,358	0.8

For the three months ended March 31, 2024 and 2023, amortization expense amounted to $3.3 million and $1.9 million, respectively.

Expected future amortization expense for intangible assets as of March 31, 2024 is as follows (in thousands):

Year ended December 31,
2024	$4,308
2025	2,071
2026	1,276
2027	1,276
Thereafter	1,914
Total	$10,845

Getaround, Inc.

Notes to Consolidated Financial Statements

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

	March 31, 2024	December 31, 2023
Beginning Balance	$95,869	$92,728
Foreign currency translation	(2,256)	2,323
Additions from acquisitions		818
Impairment	—	—
Ending Balance	$93,613	$95,869

8. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Sales and other tax	$18,302	$18,279
Claims payable	15,527	19,235
Compensation	4,962	2,175
Professional services	3,500	4,861
Vehicle leases	227	361
Insurance	22	21
Other	2,071	3,175
Other Accrued Liabilities	$44,611	$48,107

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

Getaround, Inc.

Notes to Consolidated Financial Statements

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

In June 2019, the Company issued another convertible note for a total amount of $1.5 million, in connection with the Minimum Commitment Tranche followed by an additional $0.5 million in cash. In July 2019, the Company issued an additional convertible note for a total amount of $0.4 million, in connection with the Minimum Commitment Tranche. As of March 31, 2024 and December 31, 2023, the Company had a remaining contractual debt balance of $99.0 thousand, related to the Minimum Commitment Tranche. As of March 31, 2024, the Company has used $3.3 million in advertising services.

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

For the three months ended March 31, 2024 and 2023, $1.0 thousand of interest expense was recognized during both periods.

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

In connection with the execution of the note subscription agreement, the Company agreed to issue warrants, that were subject to adjustment whereby the minimum and maximum number of warrants was 1,750,000 and 7,000,000, and have an exercise price of $11.50. As such, on May 4, 2023, the Company issued 7,000,000 warrants that are in substantially the same form as the Company's public warrants.

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

On June 23, 2023 and July 7, 2023, and again on October 11, 2023 the Company received written notices from U.S. Bank Trust Company, National Association, in its capacity as trustee under the indenture governing the Mudrick Convertible Notes, for its failure to comply with the covenant of timely filing the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and its Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2023. As of December 31, 2023, all events of default have been remediated.

Event of default for Mudrick Convertible Note

On August 23, 2023, September 6, 2023, and December 6, 2023, in lieu of acceleration of the repayment obligation as a result of an event of default for not timely filing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 and June 30, 2023, respectively, the Company elected to pay additional interest on the notes at a rate per annum equal to (a) one quarter of one percent (0.25%) of the principal amount for the first ninety (90) days during which the event of default continues, and, thereafter, (b) one half of one percent (0.50%) of the principal amount for the ninety first (91st) through the one hundred and eightieth (180th) day during which the event of default continues, provided, however, that in no event will any such special interest accrue on any day at a combined rate per annum that exceeds one half of one percent (0.50%). Following such elections, the convertible notes will be subject to acceleration from, and including, the one hundred and eighty first (181st) calendar day on which such event of default has occurred and is continuing or if the Company fails to pay any accrued and unpaid special interest when due. Special interest will cease to accrue from, and including, the earlier of (x) the date such event of default is cured or waived and (y) such one hundred and eighty first (181st) calendar day. The Company has since cured all continuing reporting defaults by filing its delinquent Annual Report on Form 10-K for the fiscal year ended December 31, 2022 on November 16, 2023, and its delinquent Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023, respectively, on December 15, 2023.

The Mudrick Convertible Notes were accounted for at fair value with changes in fair value being recognized under Convertible Promissory Note and Note Payable Fair Value Adjustment within the income statement (See Note 3 - Fair Value Measurements for a discussion of fair value accounting in connection with the Mudrick Convertible Notes).

The Company’s convertible notes payable balance was as follows (in thousands):

	March 31, 2024	December 31, 2023
iHeart Convertible Note	$99	$99
Mudrick Convertible Notes measured at fair value	66,390	40,370
Total Convertible Notes Payable	$66,489	$40,469

Notes Payable

Prêt Guaranty par l'État (“PGE”) Loan

In response to the COVID-19 Pandemic, the French Government enacted a State Guarantee Scheme for new loans granted by financial institutions to aid French businesses from the period of March 16, 2020 through December 31, 2020. Loans cannot have a duration exceeding a period of six years from the date of the first disbursement. In November 2020, the Company entered into loan agreements with three French lenders for a total of 4.5 million euros of notes payable, of which, 3.0 million euros of the notes were interest free with the remaining 1.5 million euros having a 2.25% fixed interest rate and a recurring annual payment of 0.3 million euros beginning

Getaround, Inc.

Notes to Consolidated Financial Statements

September 2021 through September 2025. The notes payable of 3.0 million euros matured during November 2021 and were to be paid in full.

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

During December 2022, the Company recognized 51.0 thousand euros, an additional guaranteed commission loan expense to the French Government paid by the French lenders on the Company’s behalf, increasing the amount owed by the Company to the French lenders.

As of March 31, 2024, 1.5 million euros, or $1.6 million was classified within short-term debt and the total remaining outstanding principal was 3.1 million euros, or $3.4 million. For the three months ended March 31, 2024 and 2023, 8.9 thousand euros and 18.3 thousand euros, or $9.6 thousand and $19.8 thousand of interest expense was recognized, respectively.

Mudrick Bridge Note

On August 7, 2023 the Company entered into a promissory note (the “Note”) with Mudrick Capital Management for an aggregate principal amount of $3,000,000 to provide additional capital to the Company. The Note has a maturity date of September 7, 2023 (the “Maturity Date”) and bears an interest rate of 15.00% per annum compounded daily. The Note is unsecured, but the Company expects it to be exchanged for a similar, secured note as soon as is practicable, and such secured note may be exchanged for a new convertible promissory note or other security in connection with a larger, longer-term financing prior to the Maturity Date. If the principal and accrued interest under the Note is repaid in cash, a principal repayment premium of 100% applies.

On September 8, 2023, the Company entered into a Refinancing Transaction of the Note. In the Refinancing Transaction, among other things, (i) the Company repaid in full the principal and unpaid accrued interest under the Note; and (ii) the Company received new funding under the Mudrick Super Priority Note in an aggregate principal amount of $15,040,685.

Mudrick Super Priority Note

On September 8, 2023, the Company issued and sold to Mudrick Capital Management L.P. on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by Mudrick Capital Management L.P. or its affiliates (the “Purchaser”), a super priority note in an aggregate amount of $15,040,685 (as amended and restated from time to time, the “Super Priority Note”). The Note accrued interest monthly beginning on October 15, 2023, at a rate of 15.00% per annum. Upon the occurrence, and during the continuation, of an Event of Default, an additional 2.00% will be added to the stated interest rate. The Super Priority Note was to mature on August 7, 2024, at which time the principal and accrued interest would become due, payable in cash, unless earlier redeemed or repurchased.

On December 11, 2023, the Company amended and restated the Super Priority Note to reflect an increased aggregate principal amount of $18,635,500, which was comprised of the original $15,040,685 principal amount under the Super Priority Note, $594,815 in accrued interest on the Super Priority Note as of December 11, 2023, and an additional principal amount of $3,000,000 to provide additional capital to the Company (the "A&R Super Priority Note"). The A&R Super Priority Note accrued interest monthly, at a rate of 15.00% per annum.

On January 12, 2024, the Company and Mudrick further amended and restated the Super Priority Note to reflect an increased aggregate principal amount of $20,880,922, which was comprised of the original $18,635,500 amount under the A&R Super Priority Note, $245,422 in accrued interest as of January 12, 2024, and an additional principal amount of $2,000,000 to provide additional capital to the Company (the “Second Amended and Restated Super Priority Note” or “Second A&R Super Note”).

On January 19, 2024, the Company and Mudrick further amended and restated the Super Priority Note to reflect an increased aggregate principal amount of $23,941,032, which was comprised of the original $20,880,922 amount under the Second A&R Super Priority Note,

Getaround, Inc.

Notes to Consolidated Financial Statements

$60,110 in accrued interest as of January 19, 2024, and an additional principal amount of $3,000,000 to provide additional capital to the Company (the “Third Amended and Restated Super Priority Note” or “Third A&R Super Note”).

On February 7, 2024, the Company and Mudrick further amended and restated the Super Priority Note to reflect an increased aggregate principal amount of $40,303,393, which is comprised of the original $23,941,032 amount under the Third A&R Super Priority Note, $189,940 in accrued interest as of February 7, 2024, and an additional principal amount of $16,172,421 to provide additional capital to the Company (the “Fourth Amended and Restated Super Priority Note” or “Fourth A&R Super Note”).

The Fourth A&R Super Note accrues interest monthly beginning on February 7, 2024, at a rate of 15.00% per annum, which interest rate, upon the occurrence, and during the continuation, of an Event of Default (as defined therein), will be increased by 2.00%. The Fourth A&R Super Note will mature on August 7, 2026, at which time 108% of the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased. See Note 18 - Subsequent Events for an additional amendment subsequent to March 31, 2024.

Event of default for Mudrick Super Priority Note

Effective as of February 26, 2024 (the “Appointment Date”), the Company's Board of Directors (the "Board") appointed Mr. Eduardo Iniguez as a Class II director (the “Appointment”) for a term expiring at the annual meeting of stockholders to be held in respect of the Company’s fiscal year ending December 31, 2023. As a result of the Appointment, the total number of members of the Board from the Appointment Date through April 28, 2024, was six (the “Board Size”), including two directors in each class. Pursuant to the Third A&R Super Note and the Fourth A&R Super Note, the Board Size may have constituted an Event of Default under the Super Priority Note (the “Event of Default”). In connection with the Event of Default, the Company has taken the following remedial actions: (i) the Company requested to amend relevant sections of the Super Priority Note so as to provide for a total of six members of the Board, including two directors in each class; (ii) the Company has requested a waiver (effective as of the Appointment Date) by Mudrick of the Event of Default under the Super Priority Note resulting from the Board Size; and (iii) the Company has requested a waiver (effective as of the Appointment Date) by the Holders of a majority in aggregate principal amount of the Mudrick Convertible Notes currently outstanding of the cross default under the Indenture triggered by the Event of Default under the Super Priority Note. Effective as of April 29, 2024, with the issuance of the Fifth A&R Note, the Super Priority Note has been amended and restated to cure the Event of Default resulting from the Board Size. See Note 18 - Subsequent Events for additional information regarding the Fifth A&R Note. The Company continues to discuss the requested waivers with Mudrick.

The Company’s notes payable balances were as follows (in thousands):

	March 31, 2024	December 31, 2023
PGE Loan	3,382	3,458
Mudrick Super Priority Note (at fair value)	31,463	18,568
Total Notes Payable	34,845	22,026
Less: short-term portion of PGE Loan	(1,595)	(1,336)
Less: short-term portion of Mudrick Super Priority Note	—	(18,568)
Total Notes Payable, less current portion	$33,250	$2,122

The notes payable future principal payments as of March 31, 2024 are as follows (in thousands):

Year ended December 31,
2024	1,306
2025	1,150
2026	32,389
Thereafter	—
Total	$34,845

10. Leases

The Company leases corporate office facilities, short-term parking spaces and miscellaneous office equipment under operating lease agreements. The Company’s lease agreements have terms not exceeding eight years. As of March 31, 2024, the Company does not have any finance leases.

Getaround, Inc.

Notes to Consolidated Financial Statements

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

The components of lease expense and income for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$827	$827
Short-term lease costs	185	256
Variable lease costs(1)	227	217
Sublease income	(350)	(321)
Total Lease Costs	$889	$979

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

Other information related to leases for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating cash flows used for lease liabilities	$1,030	$1,003

The weighted average remaining lease term for our operating leases was 5.3 years, and the weighted average discount rate for the Company’s operating leases was 11.6%.

The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.

Getaround, Inc.

Notes to Consolidated Financial Statements

Future minimum payments under operating leases as of March 31, 2024, are as follows (in thousands):

Year ending December 31,
From April 1, 2024 to December 31, 2024	$3,136
2025	4,263
2026	4,362
2027	4,463
2028	4,567
Thereafter	2,113
Total undiscounted future cash flows	$22,904
Less: Imputed interest	(5,710)
Total	$17,194

11. Commitments and Contingencies

Commitments

As of March 31, 2024, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023.

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

Getaround, Inc.

Notes to Consolidated Financial Statements

Broadspire Litigation

On March 5, 2021, the Company filed a complaint against its former third-party insurance claims administrator, Broadspire Services, Inc. alleging negligence and breach of contract leading to losses suffered by the Company (Getaround v. Broadspire, San Francisco Superior Court Case No. CGC-21-590022). The defendant filed a cross-complaint for amounts allegedly owed by the Company for services rendered by Broadspire. On February 22, 2024, the Company agreed to the terms of a settlement of the civil suit the Company filed against Broadspire and the related cross complaint filed by Broadspire against the Company. On March 14, 2024, Broadspire made a settlement payment to the Company in the amount of $15 million, in exchange for the dismissal of all claims and counterclaims amongst the parties in connection with the civil suit and related cross complaint. The $15 million settlement payment, less fees for legal services paid to counsel to the Company and other legal costs, resulted in a net payment to the Company of approximately $10.3 million.

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

As of March 31, 2024 and December 31, 2023, the Company had accrued $1.4 million and $1.6 million, respectively, related to various pending claims and legal actions. The Company does not believe that a material loss in excess of these accrued amounts is reasonably possible.

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

12. Income Taxes

The Company's effective tax rate from continuing operations was 0.4% for the three months ended March 31, 2024 and 0.7% for the three months ended March 31, 2023. The Company's full allowance in the United States and various other foreign jurisdictions caused the quarterly effective tax rate to be different from the U.S. federal statutory tax rate.

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it

Getaround, Inc.

Notes to Consolidated Financial Statements

accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of March 31, 2024 and March 31, 2023.

13. Stock-Based Compensation

Restricted Stock Units

Restricted stock units (RSUs) activity for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2023	3,244,369	$5.30
RSUs granted	6,042,500	0.17
RSUs vested	(3,018,362)	1.21
RSUs canceled	(793,031)	3.89
Balance, March 31, 2024	5,475,476	$2.10

Stock Options

Stock option activity for the three months ended March 31, 2024 (in thousands, except share amounts and per unit data) is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2023	7,997,004	$1.78	7.53	$10
Options granted	88,050,000	0.25	9.91	5,283
Options exercised	—	—	—	—
Options expired	(181,478)	4.16	—	4
Options forfeited	(192,833)	1.22	—	6
Balance, March 31, 2024	95,672,693	$0.37	9.73	$5,467
Vested and Exercisable, March 31, 2024	3,478,648	2.56	6.43	58
Vested and Exercisable and Expected to Vest, March 31, 2024	95,672,693	$0.37	9.73	$5,467

The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the estimated fair value of the Company’s common stock. The fair value of awards vested during the periods ended March 31, 2024 and 2023 was $0.6 million and $1.5 million, respectively. The weighted-average grant-date fair value of stock options granted during the periods ended March 31, 2024 and 2023 was $0.18 and $0.20 per share, respectively.

The following table summarizes the weighted-average assumptions used in the valuation of stock options granted:

	Three Months Ended March 31,
	2024	2023
Expected volatility (%)	73.5%	81.4%
Risk-free interest rate (%)	4.3%	3.6%
Expected dividend yield	—	—
Expected term (years)	6.8	6.0

Getaround, Inc.

Notes to Consolidated Financial Statements

The Company recognized stock-based compensation expense related to stock options of $1.3 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively, which was included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Sales and marketing	$8	$17
Operations	102	190
Technology and product development	64	110
General and administrative	1,126	834
Total	$1,300	$1,151

As of March 31, 2024, there was $19.1 million of total unrecognized compensation cost related to unvested stock options granted under the plan that is expected to be recognized over a weighted-average period of 2.01 years.

The Company recognized stock-based compensation expense related to RSUs of $2.0 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively, which was included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Sales and marketing	$84	$115
Operations	305	629
Technology and product development	797	898
General and administrative	813	772
Total	$1,999	$2,414

As of March 31, 2024, there was $10.6 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.29 years.

14. Warrants

Upon the closing of the 2022 Business Combination, Legacy Getaround’s common stock warrants and convertible redeemable preferred stock warrants were exercised for Legacy Getaround common stock and redeemable preferred common stock, respectively, and subsequently converted into Getaround common stock.

Please refer to the table below for detail of warrant liability by type of warrant (in thousands):

	March 31, 2024	December 31, 2023
Private warrants	$26	$20
Total	$26	$20

Number of outstanding warrants as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Public warrants	12,175,000	12,175,000
Private warrants	4,616,667	4,616,667
Total	16,791,667	16,791,667

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

Getaround, Inc.

Notes to Consolidated Financial Statements

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

At March 31, 2024, outstanding public and private warrants were 12,175,000 and 4,616,667, respectively. The public warrants are equity-classified and private warrants are liability-classified.

15. Earnings (Loss) per Share

The following table provides the computation of net loss per share and weighted average shares of the Company’s common stock outstanding during the periods presented (in thousands, except share and per share amount):

	Three Months Ended March 31,
	2024	2023
Net loss	$(30,965)	$(22,799)
Basic and diluted weighted average common stock outstanding	96,675,724	92,308,288
Basic and diluted net loss per share	$(0.32)	$(0.25)

Since the Company was in a loss position for the period ended March 31, 2024 and 2023, basic net loss per share was the same as diluted net loss per share for the period presented.

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in whole shares):

	Three Months Ended March 31,
	2024	2023
Stock options and restricted stock units outstanding(1)	101,148,169	12,957,947
Private Warrants	4,616,667	4,616,667
Public Warrants	12,175,000	5,175,000
Shares for Mudrick Convertible Notes	19,001,500	15,218,000
Mudrick Note Warrants	—	7,000,000
Shares for Mudrick PIK Notes	1,884,782	—
Total	138,826,118	44,967,614

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

Geographical Area Information

The table below summarizes the Company’s long-lived assets, which are comprised of property, equipment and operating lease right-of-use assets, net of accumulated depreciation, by geographical area:

	March 31, 2024	December 31, 2023
United States	$18,072	$18,883
Europe	1,675	1,783
Total	$19,747	$20,666

(See Note 4 – Revenue for the Company’s revenues disaggregated by geography).

17. Related Party Transactions

Mudrick Capital Management L.P.

In the first quarter of 2024, Mr. Jason Mudrick joined the Company's Board of Directors. Mr. Mudrick holds an interest in Mudrick Capital Management L.P.; for which the Company has issued convertible debt and notes payables described in Note 9 - Notes Payable and Note 18 - Subsequent Events. As Mr. Mudrick is now a member of the Board of Directors, these transactions are now considered related party transactions.

18. Subsequent Events

New Financing

On April 29, 2024, the Company and Mudrick Capital Management L.P., on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by Mudrick Capital Management L.P. (the “Purchaser”), amended and restated the Fourth A&R Super Note to reflect an increased aggregate principal amount of $61,677,504 (the “Fifth A&R Super Note”). The Fifth A&R Super Note will mature on August 7, 2026, at which time 108% of the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased. This transaction constitutes a related party transaction.

Departure of Board Member and Appointment of New Board Members

Effective April 28, 2024, Dr. Jeff Russakow left Company's Board of Directors. Effective May 6, 2024, Mr. Neil Salvage, Mr. Qais Sharif and Mr. Nikul Patel joined the Board of Directors.

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

Overview

Getaround is a global carsharing marketplace, powered by proprietary technology designed to make sharing cars simple, digital, on-demand, and automated. We reimagined the traditional car ownership model by empowering consumers, whom we refer to as our guests, to instantly and conveniently access safe, affordable and desirable cars they need while providing earnings potential to car owners who supply them, whom we refer to as our hosts. Our marketplace is designed to allow for a fully digital and contactless experience, without guests needing to wait in line at a car rental facility, manually fill out any paperwork, or meet anyone in person to exchange keys. Since launching in 2011, we have been focused on building and innovating our digital carsharing marketplace in the United States and internationally. As of March 31, 2024, our platform supports approximately 2.1 million unique guests and has approximately 75,000 active cars in more than 1,000 cities across 8 countries worldwide, including in the United States and across Europe.

We believe booking and sharing cars should be a frictionless and hassle-free experience. Our proprietary cloud-based platform, which we call the Getaround Connect Cloud Platform, creates a digital experience that makes it easy for guests to find cars nearby, and for hosts to share their cars with guests, in both high and low population-density geographies. To date, we have facilitated approximately 8.1 million carsharing trips and our hosts have earned more than $540.0 million via our marketplace.

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

Recent Developments

Departure of Certain Executives and Officers. During March 2024 we proactively transitioned a part of our executive and leadership team. As part of that transition, effective March 15, 2024, Mr. Sy Fahimi's employment as Chief Operating Officer of the Company ended, and effective April 28, 2024, Dr. Jeff Russakow left our Board. Additionally, Mr. Neil Salvage, Mr. Qais Sharif and Mr. Nikul Patel joined the Board effective May 6, 2024 (See Note 18 – Subsequent Events).

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

Appointment of an Executive, Compensatory Arrangement, and Departure of an Executive. On February 26, 2024, the Board appointed Mr. Eduardo Iniguez as the CEO of the Company. In connection with Mr. Iniguez’s appointment, the Company entered into an employment agreement with Mr. Iniguez, which included salary, various bonus provisions, and an equity inducement award consideration, which includes options awards of 11,100,000 that vest over four years, and an additional 76,950,000 options that will vest over four years with certain limitations that may cap vesting. Mr. Iniguez succeeded Mr. Sam Zaid, one of three co-founders of the Company.

Event of Default for Mudrick Super Priority Note and Mudrick Convertible Notes. Effective as of February 26, 2024 (the “Appointment Date”), the Board appointed Mr. Eduardo Iniguez as a Class II director (the “Appointment”) for a term expiring at the annual meeting of stockholders to be held in respect of the Company’s fiscal year ending December 31, 2023. As a result of the Appointment, the total number of members of the Board from the Appointment Date through April 28, 2024, was six (the “Board Size”), including two directors in each class. Pursuant to the Third A&R Note (as defined below) and the Fourth A&R Note (as defined below), the Board Size may have constituted an Event of Default under the Mudrick Super Priority Note (the “Event of Default”). In connection with the Event of Default, the Company has taken the following remedial actions: (i) the Company requested to amend relevant sections of the Mudrick Super Priority Note so as to provide for a total of six members of the Board, including two directors in each class; (ii) the Company has requested a waiver (effective as of the Appointment Date) by Mudrick of the Event of Default under the Mudrick Super Priority Note resulting from the Board Size; and (iii) the Company has requested a waiver (effective as of the Appointment Date) by the Holders of a majority in aggregate principal amount of the Mudrick Convertible Notes currently outstanding of the Event of Default under the relevant section of the Indenture triggered by the Event of Default under the Mudrick Super Priority Note. Effective as of April 29, 2024, with the issuance of the Fifth A&R Note (as defined below), the Mudrick Super Priority Note has been amended and restated to cure the Event of Default resulting from the Board Size. The Company continues to discuss the requested waivers with Mudrick.

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

Additional Financing. On December 11, 2023 the Company and Mudrick Capital Management L.P., on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by Mudrick Capital Management L.P. or its affiliates (the "Purchaser") amended and restated the super priority note in an aggregate amount of $15,040,685 entered into by such parties on September 8, 2023 (as amended and restated from time to time, the “Mudrick Super Priority Note") to reflect an increased aggregate principal amount of $18,635,500, which is comprised of the original $15,040,685 principal amount, $594,815 in accrued interest as of December 11, 2023, and an additional principal amount of $3,000,000 to provide additional capital to the Company (the "Amended and Restated Note").

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

On February 7, 2024, the Company and the Purchaser amended and restated the Third A&R Note to reflect an increased aggregate principal amount of $40,303,393, which is comprised of the original $23,941,032 principal amount under the Third A&R Note, $189,940 in accrued interest as of February 7, 2024, and an additional principal amount of $16,172,421 (the “Fourth A&R Note”). The Fourth A&R Note was issued pursuant to the A&R Incremental Subscription Agreement and will mature on August 7, 2026, at which time 108% of the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased.

On April 29, 2024, the Company and Purchaser further amended and restated the Fourth A&R Note to reflect an increased aggregate principal amount of $61,677,504 which is comprised of the original $40,303,393 principal amount under the Fourth A&R Note, $1,374,110.55 in accrued interest as of April 29, 2024, and an additional principal amount of $20,000,000 (the “Fifth A&R Note”). The Fifth A&R Note was issued pursuant to a second amended and restated incremental subscription agreement dated April 29, 2024, as described in our current report on Form 8-K filed with the SEC on May 1, 2024 (the “Second A&R Incremental Subscription Agreement”), and will mature on August 7, 2026, at which time 108% of the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased.

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

Going Concern. We have incurred cumulative losses from inception through March 31, 2024, and expect to incur additional losses for the foreseeable future. Our ability to fund our operations and capital expenditures beyond our current cash and cash equivalents resources will depend on our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to develop and promote our platform, as well as to grow our marketplace globally. Our future capital requirements depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges or unforeseen circumstances, or for other reasons. As a result, if our current cash runway is insufficient for us to be able to achieve or maintain positive cash flow, we will be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after the date the financial statements are issued.

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

Our Total Revenues are presented net of incentives and refunds. Please refer to Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report") for additional details on our revenue recognition policy.

Costs and Expenses

Cost of Revenue (exclusive of depreciation and amortization)

Cost of Revenue includes payment-processing fees, server hosting charges, and chargebacks associated with operating our platform. Cost of Revenue (exclusive of amortization and depreciation) captures the costs directly related to and necessary for realization of transactions between the hosts and the guests through the Company’s marketplace platform, other than the amortization of its platform technology. Cost of Revenue does not include depreciation and amortization. Cost of Revenue (exclusive of depreciation and amortization) may vary as a percentage of Total Revenues from year to year depending on booking activity on our marketplace.

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

Convertible Promissory Note and Note Payable Fair Value Adjustment

Certain debt instruments issued by Getaround are carried at fair value on our balance sheet. Changes in fair value of those instruments are captured in our results of operation. Convertible promissory note fair value adjustment consists of unrealized gains and losses as a result of marking our convertible promissory notes to fair market value at the end of each reporting period. We will continue to recognize changes in the fair value of such instruments until each respective instrument is exercised, repaid, or qualifies for equity classification. For additional information on securities carried at fair value and fair value measurement please refer to Note 3 - Fair Value Measurement to our consolidated financial statements included herein.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table summarizes our consolidated statements of operations and comprehensive loss for each of the periods presented:

(In thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Service revenue	$16,806	$11,199
Lease revenue	350	321
Total Revenues	$17,156	$11,520
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Service	$1,916	$1,345
Lease	40	39
Sales and marketing	3,232	3,640
Operations and support	14,610	12,102
Technology and product development	4,119	3,839
General and administrative	13,949	14,368
Depreciation and amortization	3,873	2,482
Total Operating Expenses	$41,739	$37,815
Loss from Operations	$(24,583)	$(26,295)
Other Income (Expense)
Convertible promissory note and note payable fair value adjustment	(17,381)	2,920
Warrant liability fair value adjustment	(6)	(11)
Interest income (expense), net	(95)	206
Other income, net	11,151	210
Total Other Income (Expense)	$(6,331)	$3,325
Loss, before benefit for income taxes	(30,914)	(22,970)
Income Tax Expense (Benefit)	51	(171)
Net Loss	$(30,965)	$(22,799)
Change in fair value of the convertible instrument liability	(353)	—
Foreign Currency Translation (Loss) Gain	(2,311)	821
Comprehensive Loss	$(33,629)	$(21,978)

The following table sets forth the components of our consolidated statements of operations and comprehensive loss for each of the periods presented as a percentage of Total Revenues:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Service revenue	98%	97%
Lease revenue	2%	3%
Total Revenue	100%	100%
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Service	11%	12%
Lease	—%	—%
Sales and marketing	19%	32%
Operations and support	85%	105%
Technology and product development	24%	33%
General and administrative	81%	125%
Depreciation and amortization	23%	22%
Total Operating Expenses	243%	328%
Loss from Operations	(143)%	(228)%
Other Income (Expense)
Convertible promissory note and note payable fair value adjustment	(101)%	25%
Warrant liability fair value adjustment	—%	—%
Interest income (expense), net	(1)%	2%
Other income, net	65%	2%
Total Other Income (Expense)	(37)%	29%
Loss, before benefit for income taxes	(180)%	(199)%
Income Tax Expense (Benefit)	—%	(1)%
Net Loss	(180)%	(198)%
Change in fair value of the convertible instrument liability	(2)%	—%
Foreign Currency Translation (Loss) Gain	(13)%	7%
Comprehensive Loss	(196)%	(191)%

Total Revenues

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Service revenue	$16,806	$11,199	$5,607	50%
Lease revenue	350	321	29	9%
Total revenue	$17,156	$11,520	$5,636	49%

For the three months ended March 31, 2024, the Company’s total revenues increased by $5.6 million, or 49%, compared to the three months ended March 31, 2023. This change was primarily driven by incremental revenue of $6.6 million arising from the acquisition of the assets of HyreCar Inc. in May 2023 (the "2023 Business Combination"), partially offset by what the Company believes to be a one-time impact of lower revenue from U.S. carsharing operations driven by the launch of our Getaround TrustScore, which disincentivizes higher risk customers from booking trips on our marketplace. Additionally, overall risk and pricing strategy improvements resulted in an increase in our Gross Booking Value ("GBV") on a per trip basis.

Service revenue increased by $5.6 million, or 50%, driven primarily by incremental Service revenue of $6.6 million arising from the 2023 Business Combination, partially offset by the impact of lower revenue from U.S. carsharing operations driven by the launch of our Getaround TrustScore, which disincentivizes higher risk customers from booking trips on our marketplace. Furthermore, our overall risk and pricing strategy improvements resulted in an increase in our GBV on a per trip basis. Additionally, we reduced incentives to attract new customers onto the marketplace, a contra-revenue component of our Service revenue, by $0.2 million. See “Key Business Metrics” below for a discussion of GBV.

Lease revenue increased by $29.0 thousand, or 9%, primarily due to Hosts’ greater utilization of parking locations within our marketplace of parking providers, which increased the overall number of parking spaces generating Lease revenue.

Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Service	$1,916	$1,345	$571	42%
Lease	40	39	1	3%
Total cost of revenue	$1,956	$1,384	$572	41%
Percentage of total revenues	11%	12%

Total cost of revenue (exclusive of depreciation and amortization) increased $0.6 million, or 41%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Cost of revenue varies with both the price and number of the transactions, which impact transaction processing fees, as well as with overall platform traffic, including research and development activities, on our platform that impacts the hosting charges. The overall increase is largely attributable to the augmentation of our operations in connection with the acquisition of the assets of HyreCar Inc. in May 2023.

Sales and Marketing

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Sales and marketing	$3,232	$3,640	$(408)	(11)%
Percentage of total revenues	19%	32%

Sales and marketing expense decreased $0.4 million, or 11% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease was primarily attributable to a $0.1 million decrease in advertising and related expenses pursuant to our cost control oriented operating strategy, as well as $0.3 million decrease in compensation expense as we shift our focus from growth to improvement of unit economics within the existing platform user base.

Operations and Support

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Operations and support	$14,610	$12,102	$2,508	21%
Percentage of total revenues	85%	105%

Operations and support expenses increased $2.5 million, or 21%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily attributable to a $2.9 million net increase in insurance and claims expenses driven primarily by $3.6 million of incremental insurance and claims expense arising from the addition of operations resulting from the 2023 Business Combination in which we acquired substantially all of the assets of HyreCar Inc. This increase was partially offset by improvements in operations and support costs driven by Getaround TrustScore. Additionally, the overall increase was partially offset by $0.3 million reduction in towing and roadside assistance expenses, as well as by a $0.3 million net decrease in compensation expense driven primarily by savings from our reductions in force throughout 2023 which were partially offset by a $1.3 million increase in other compensation expenses, driven primarily by the acquisition of key employees of HyreCar Inc.

Technology and Product Development

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Technology and product development	$4,119	$3,839	$280	7%
Percentage of total revenues	24%	33%

Technology and product development costs increased $0.3 million, or 7%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was driven by an increase in compensation expense, primarily due to the $0.5 million increase in stock-based compensation.

General and Administrative

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2024	2023	$	%
General and administrative	$13,949	$14,368	$(419)	(3)%
Percentage of total revenues	81%	125%

General and administrative expenses decreased $0.4 million, or 3%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease was largely attributable to a $0.8 million combined reduction in office rent, recruiting, travel and insurance expense, $0.9 million reduction in bad debt driven by our risk and pricing strategy improvements through deployment of the Getaround TrustScore, offset in part by a net increase in compensation expense in the amount of $1.1 million driven primarily by the $1.7 million increase in severance resulting from the recent executive team restructuring, the $0.3 million increase in stock-based compensation, as well as the addition of headcount as a result of the 2023 Business Combination, which were partially offset by the savings from the reductions in force executed throughout 2023.

Depreciation and Amortization

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Depreciation and amortization	$3,873	$2,482	$1,391	56%
Percentage of total revenues	23%	22%

Depreciation and amortization expense increased by $1.4 million, or 56%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase is primarily driven by the increase in amortization expense related to newly acquired intangible assets as part of the 2023 Business Combination.

Convertible Promissory Note and Note Payable Fair Value Adjustment

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Convertible promissory note and note payable fair value adjustment	$(17,381)	$2,920	$(20,301)	(695)%
Percentage of total revenues	(101)%	25%

We have elected to carry some of our convertible debt at fair value, and continue to do so, which, at times, subjects such debt to significant fair value fluctuations. The convertible promissory note and note payable fair value adjustment changed by $20.3 million, or 695%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, following the change in the fair value of the outstanding convertible promissory notes and securities. Please refer to Note 3 - Fair Value Measurements to our consolidated financial statements included elsewhere in this document for additional details on fair valuation of underlying securities.

Warrant Liability Fair Value Adjustment

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Warrant liability fair value adjustment	$(6)	$(11)	$5	(45)%
Percentage of total revenues	(0)%	(0)%

Warrant liability fair value adjustment changed by $5.0 thousand, or 45%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Change in fair value of the warrant liability fluctuates with the changes in the fair value of the underlying securities. Please refer to Note 3 – Fair Value Measurements to our consolidated financial statements included in this document for additional details on fair valuation of underlying warrants.

Interest Income (Expense), Net

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Interest income (expense), net	$(95)	$206	$(301)	(146)%
Percentage of total revenues	(1)%	2%

Interest income (expense), net, changed by $0.3 million, or 146%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The change was primarily driven by a decrease in the balance of our interest yielding cash savings account, which resulted in $0.2 million less interest income in the current period.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Other income, net	$11,151	$210	$10,941	5210%
Percentage of total revenues	65%	2%

Other income (expense), net changed by $10.9 million, or 5210%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The change was primarily a result of a $10.8 million gain from the Broadspire settlement as discussed in the "Recent Developments" section herein. The $15 million settlement payment, less fees for legal services paid to the legal counsel to the Company, and other legal costs, resulted in a net cash payment to us in the amount of $10.3 million and recognition of other income in the amount of $10.8 million.

Income Tax Expense (Benefit)

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2024	2023	$	%
Income tax expense (benefit)	$51	$(171)	$222	(130)%
Percentage of total revenues	0%	(1)%

Income tax expense (benefit) changed by $0.2 million, or 130%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The change is primarily attributable to our international operations.

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

	Three Months Ended March 31,
(In thousands)	2024	2023
Gross Booking Value	$44,928	$31,914

For the three months ended March 31, 2024, GBV amounted to $44.9 million, an increase of $13.0 million, or 41%, from the same period in the year prior, primarily attributable to the $12.4 million of incremental GBV arising from the 2023 Business Combination and improvements in revenue management, which generated higher GBV per Trip, partially offset by the temporary reduction in revenue driven by the launch of our Getaround TrustScore, which reduced rented hours and correspondingly reduced GBV generated by lower trust, higher risk guests, as discussed under Total Revenues above.

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

	Three Months Ended March 31,
(In thousands)	2024	2023
Trips	202	196

For the three months ended March 31, 2024, we facilitated 202 thousand Trips, an increase of six thousand or 3% from the 196 thousand Trips during the same period in the year prior. The overall increase in Trips is largely attributable to the trips arsing from the acquisition of HyreCar.

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

The following tables present a reconciliation of NMV from the most comparable GAAP measure, Service Revenues, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2024	2023
Service Revenues	$16,806	$11,199
Plus: EU insurance share[1]	5,040	4,308
Net Marketplace Value	$21,846	$15,507

(1)
Represents the amount of insurance fees charged through the Getaround platform in Europe that are not recognized as revenue.

For three months ended March 31, 2024, NMV amounted to $21.8 million, an increase of $6.3 million, or 41%, from the $15.5 million for the same period in the year prior. The change was primarily driven by a $0.7 million increase in the sale of European insurance and $5.6 million increase in Service revenue, discussed elsewhere in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following tables present a reconciliation of Trip Contribution Profit from the most comparable GAAP measure, gross profit from Service revenue, for the periods presented:

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023
Gross profit from Service revenue	$13,886	$9,033
Gross margin from Service revenue	83%	81%

Plus: Cost of Service revenue, amortization and depreciation	1,004	821
Less: Trip support costs	(8,136)	(4,975)

Trip Contribution Profit	6,754	4,879
Trip Contribution Margin	40%	44%

Our gross profit from Service revenue is calculated as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023
Service revenue	$16,806	$11,199
Less: Cost of Service revenue, net of amortization and depreciation	(1,916)	(1,345)
Less: Cost of Service revenue, amortization and depreciation	(1,004)	(821)

Gross profit from Service revenue	$13,886	$9,033
Gross margin from Service revenue	83%	81%

For the three months ended March 31, 2024, Trip contribution profit amounted to $6.8 million, an increase of $1.9 million, or 38%, from the same period in the year prior. The change is attributable to a $4.8 million increase in gross profit from Service revenue partially offset by $3.2 million net increase in Trip support costs and $0.2 million increase in cost of Service revenue primarily driven by incremental cost of operations arising from the 2023 Business Combination. The increase in Trip support costs was partially offset by the beneficial impact of Getaround TrustScore.

For the three months ended March 31, 2024, our Trip Contribution Margin was 40%, a reduction from our Trip Contribution Margin of 44% for the same period in the year prior. The reduction in our Trip Contribution Margin is largely attributable to an increase in Trip support costs.

Adjusted EBITDA

We define Adjusted EBITDA as net income adjusted for: (i) fair value adjustment of instruments carried at fair value; (ii) interest income (expense) and other income (expense); (iii) income tax provision; (iv) depreciation and amortization; (v) stock-based compensation expense; and (vi) certain expenses determined to be incurred outside of the regular course of business which include certain restructuring expenses. Adjusted EBITDA is a key performance measure that we use to assess operating performance and operating leverage of our business. As Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. Accordingly, we believe that Adjusted EBITDA provides useful to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. The items excluded from our Adjusted EBITDA calculation are either non-cash in nature, or not driven by core results of recurring operations and therefore not predictable or recurring, rendering comparisons with prior periods and competitors less meaningful.

The following tables present a reconciliation of Adjusted EBITDA from the most comparable GAAP measure, Net Loss, for the periods presented:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net Loss	$(30,965)	$(22,799)
Plus: warrant liability, convertible promissory note and securities fair value adjustment	17,387	(2,909)
Plus: interest and other income (expense), net	(11,056)	(416)
Minus: income tax provision	51	(171)
Plus: depreciation and amortization	3,873	2,482
Plus: stock-based compensation	3,299	3,565
Plus: expense not incurred in the regular course of business	2,129	392
Adjusted EBITDA	(15,282)	(19,856)

For the three months ended March 31, 2024, Adjusted EBITDA was a loss of $15.3 million, a favorable change by $4.6 million, or 23%, from the loss of $19.9 million from the comparable period in the year prior, driven primarily by reduction in marketing expenses.

Liquidity and Capital Resources

Our principal sources of liquidity have historically consisted of cash generated from our financing activities. As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents of $24.5 million.

We have incurred cumulative losses from inception through March 31, 2024 and expect to incur additional losses for the foreseeable future. Our ability to fund our operations and capital expenditures beyond our current cash, cash equivalents and marketable securities resources will depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to develop and promote our platform, as well as to grow our marketplace globally. Our future capital requirements depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges, or unforeseen circumstances, or for other reasons. As a result, if our current cash runway is insufficient for us to be able to achieve or maintain positive cash flow, we will be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after the date the financial statements are issued.

Cash Flows

The following table presents the summary cash flow information for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(11,131)	$(21,576)
Investing activities	(899)	(1,651)
Financing activities	21,180	(363)
Net (decrease) increase in cash	9,150	(23,590)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(237)	232
Net change in cash, cash equivalents and restricted cash and cash equivalents	$8,913	$(23,358)

Operating Activities

During the three months ended March 31, 2024 and 2023, cash flows used in operating activities were $11.1 million and $21.6 million, respectively. Comparability of operating cash flows between comparable periods was impacted by changes in working capital primarily driven by following factors: (i) sales volumes and timing of collections, (ii) volume of purchases and timing of payments, and (iii) fluctuations in liability from obligation to remit insurance fees collected on behalf of an insurance company in Europe due to the timing of payments.

Investing Activities

During the three months ended March 31, 2024, cash flows used in investing activities amounted to $0.9 million, consisting of $0.9 million investment in software development.

Net cash used in investing activities during the three months ended March 31, 2023 amounted to $1.7 million, consisting of $0.4 million in purchases of property and equipment and $1.3 million in capitalized software.

Financing Activities

Net cash provided by financing activities was $21.2 million during the three months ended March 31, 2024, consisting entirely of the proceeds from the issuance of the Mudrick Super Priority Note.

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2023, consisting of $0.4 million repayment of the PGE Loan.

Contractual Obligations and Commitment

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Below is a table that shows our contractual obligations as of March 31, 2024:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long Term Debt(1)	$217,759	$1,306	$41,453	$175,000	$—
Operating Lease(2)	22,904	3,136	8,625	9,030	2,113
Total Contractual Obligations	$240,663	$4,442	$50,078	$184,030	$2,113

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

We deem our critical accounting policies and estimates to be as follows: Business combination accounting under ASC 805 - Business Combination (See Note 1 - Nature of Business and Basis of Presentation); Revenue Recognition under ASC 606 - Revenue from contracts with customers; Stock-Based Compensation under ASC 718 - Compensation—Stock Compensation; Costs and expenses; and Goodwill and other intangible assets under ASC 350 Intangibles—Goodwill and Other. For a description of our significant accounting policies and estimates see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report.

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

The fair value of our warrant liability is estimated based on the probability weighted average values from (i) a Black-Scholes calculation and (ii) the fair value calculated from the Company Valuation OPM under the scenario of remaining private. The value from the Black-Scholes calculation reflects the value in an initial public offering scenario with the contractual term of the warrants, which is weighted by an estimated probability of a potential initial public offering at the applicable valuation. The value from the OPM reflects the value in an alternative exit scenario at which point the warrants were expected to be exercised. The OPM value was weighted by an estimated probability of a potential alternative exit event at the applicable valuation date.

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

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements see Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included our Annual form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report.

Item 4. Controls and Procedures

Our management, with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, because of the material weaknesses in our internal control over financial reporting described in Part II, Item 9A in our Annual Report.

There have been no material changes in our controls and procedures as compared to the disclosures in Part II, Item 9A in our Annual Report.

PART II - Other information

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Note 11: Commitments and Contingencies” of the notes to the condensed consolidated financial statements in this Form 10-Q.

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I. Item 1A of our Annual Report, under the section entitled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. You should carefully consider the Risk Factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The occurrence of one or more of the events or circumstances described in the “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to realize the anticipated benefits of the Business Combination and may harm our business.

There have been no material changes to the Risk Factors described in Part I. Item 1A of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

The information set forth below is reported in lieu of information that would be reported under Item 5.02 (b) and (d) under Form 8-K.

During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

Departure of Named Executive Officer

Sy Fahimi's employment with the Company terminated on March 15, 2023. Mr. Fahimi was the Company's Chief Operating Officer and one of the Company's named executive officers for 2023.

New Directors

On May 6, 2024 the Board acted by unanimous written consent to appoint Neil Salvage, Nikul Patel and Qais Sharif as Class III directors (the "New Board Members"), Prior to such appointment, the New Board Members were designated and recommended as candidates for such appointment by Jason Mudrick in his capacity as Chief Investment Officer of Mudrick Capital Management L.P. pursuant to the Second A&R Incremental Subscription Agreement. No committee assignments or compensation terms have been approved for the New Board Members, however, under the terms of the Second A&R Incremental Subscription Agreement, at least two of the New Board Members will be appointed to the compensation committee and the nominating and corporate governance committee.

Item 6. Exhibits.

Exhibit No.	Description

10.1

Amended and Restated Incremental Super Priority Note Subscription Agreement, dated as of January 19, 2024, by and between the Company and the Purchaser (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40152) filed with the SEC on January 24, 2024).

10.1(a)

Form of Third Amended and Restated Super Priority Secured Promissory Note due August 7, 2026 (incorporated by reference to Exhibit 10.1(a) to the Registrant’s Current Report on Form 8-K (File No. 001-40152) filed with the SEC on January 24, 2024).

10.2

Employment Offer Letter dated February 26, 2024, between Getaround Operations LLC and Eduardo Iniguez (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40152) filed with the SEC on February 28, 2024).

10.3

Indemnification Agreement dated February 27, 2024, between Getaround, Inc. and Eduardo Iniguez (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40152) filed with the SEC on February 28, 2024).

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

101

Financial statements from the Quarterly Report on Form 10-Q of Getaround, Inc. for the quarter ended March 31, 2024, formatted in inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Unaudited Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GETAROUND, INC.

Date: May 10, 2024	/s/ Eduardo Iniguez
Name: Eduardo Iniguez
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2024	/s/ Tom Alderman

Name: Tom Alderman
Title: Chief Financial Officer (Principal Financial Officer)