Form 10-Q
period 2024-06-30
Getaround, Inc
filed 2024-08-13
CIK 1839608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-40152

GETAROUND, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-3122877
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
PO Box 24173, Oakland, California	94623
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 295-5725

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of August 9, 2024, the registrant had 96,737,557 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to realize the expected benefits of the 2023 Business Combination (as defined below) and the acquisition of the HyreCar business; and
•
other risks and uncertainties described in this report, including those under the section entitled “Risk Factors.”

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

Getaround, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$30,861	$15,624
Accounts receivable, net	731	853
Prepaid expenses and other current assets	6,707	10,131
Total Current Assets	$38,299	$26,608
Property and equipment, net	1,641	8,504
Operating lease right-of-use assets, net	1,270	12,162
Goodwill	93,058	95,869
Intangible assets, net	8,469	13,358
Other assets	6,982	4,635
Total Assets	$149,719	$161,136
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$7,401	$15,552
Accrued host payments and insurance fees	19,630	13,192
Operating lease liabilities, current	181	2,268
Notes payable, current ($0 and $18,568 measured at fair value, respectively)	2,418	19,904
Other accrued liabilities	43,062	48,107
Deferred revenue	2,634	684
Total Current Liabilities	$75,326	$99,707
Notes payable ($50,130 and $0 measured at fair value, respectively)	52,078	2,122
Convertible notes payable ($54,850 and $40,370 measured at fair value, respectively)	54,850	40,469
Operating lease liabilities (net of current portion)	1,089	15,487
Deferred tax liabilities	262	212
Warrant liability	30	20
Total Liabilities	$183,635	$158,017
Commitments and contingencies (Note 12)
Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 96,660,499 and 92,827,281 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$10	$9
Additional paid-in capital	866,574	859,163
Stockholder notes	(8,284)	(8,284)
Accumulated deficit	(918,945)	(875,955)
Accumulated other comprehensive income	26,729	28,186
Total Stockholders’ Equity (Deficit)	$(33,916)	$3,119
Total Liabilities and Stockholders’ Equity (Deficit)	$149,719	$161,136

See accompanying notes to condensed consolidated financial statements.

Getaround, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service revenue	$18,307	$18,224	$35,113	$29,423
Lease revenue	277	396	627	717
Total Revenues	$18,584	$18,620	$35,740	$30,140

Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Service	$1,660	$1,730	$3,576	$3,075
Lease	14	36	54	75
Sales and marketing	5,736	7,728	8,968	11,368
Operations and support	12,680	16,024	27,290	28,126
Technology and product development	4,292	4,291	8,411	8,130
General and administrative	13,501	14,194	27,450	28,562
Depreciation and amortization	2,772	3,297	6,645	5,779
Total Operating Expenses	$40,655	$47,300	$82,394	$85,115
Loss from Operations	$(22,071)	$(28,680)	$(46,654)	$(54,975)
Other Income (Expense)
Convertible promissory note and note payable fair value adjustment	11,359	(2,244)	(6,022)	676
Warrant liability fair value adjustment	(3)	184	(9)	173
Interest income (expense), net	(55)	78	(150)	284
Other income, net	(1,267)	185	9,884	395
Total Other Income (Expense)	$10,034	$(1,797)	$3,703	$1,528
Loss before Benefit for Income Taxes	$(12,037)	$(30,477)	$(42,951)	$(53,447)
Income Tax Expense (Benefit)	(12)	(208)	39	(379)
Net Loss	$(12,025)	$(30,269)	$(42,990)	$(53,068)
Change in fair value of the convertible instrument liability	1,514	—	1,161	—
Foreign Currency Translation (Loss) Gain	(307)	(586)	(2,618)	235
Comprehensive Loss	$(10,818)	$(30,855)	$(44,447)	$(52,833)

Net Loss Per Share Attributable to Stockholders (Note 16):
Basic	$(0.12)	$(0.33)	$(0.44)	$(0.57)
Diluted	$(0.12)	$(0.33)	$(0.44)	$(0.57)
Weighted average shares outstanding (Basic and Diluted)	98,321,295	92,608,276	97,498,510	92,460,655

See accompanying notes to condensed consolidated financial statements

Getaround, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

(in thousands, except share data)

	Stockholders’ Equity
	Common Stock			Additional		Accumulated Other	Total
	Shares	Amount	Stockholder Notes	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance, December 31, 2022	92,085,974	$9	$(8,284)	$845,888	$(762,009)	$(6,104)	$69,500
Stock-based compensation	—	—	—	6,406	—	—	6,406
RSU Vested	41,279	—	—	—	—	—	—
Commitment to issue common stock for iHM prepaid ad	—	—	—	370	—	—	370
Issuance of warrants in connection with Mudrick Convertible Promissory notes	—	—	—	280	—	—	280
Foreign currency translation loss	—	—	—	—	—	235	235
Net loss	—	—	—	—	(53,068)	—	(53,068)
Balance, June 30, 2023	92,127,253	$9	$(8,284)	$852,944	$(815,077)	$(5,869)	$23,723

	Stockholders’ Equity
	Common Stock			Additional		Accumulated Other	Total
	Shares	Amount	Stockholder Notes	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance, March 31, 2023	92,085,974	$9	$(8,284)	$849,823	$(784,808)	$(5,283)	$51,457
Stock-based compensation	—	—	—	2,841	—	—	2,841
RSU Vested	41,279	—	—	—	—	—	—
Issuance of common stock for iHM prepaid ad	—	—	—	—	—	—	—
Issuance of warrants in connection with Mudrick Convertible Promissory notes	—	—	—	280	—	—	280
Foreign currency translation loss	—	—	—	—	—	(586)	(586)
Net loss	—	—	—	—	(30,269)	—	(30,269)
Balance, June 30, 2023	92,127,253	$9	$(8,284)	$852,944	$(815,077)	$(5,869)	$23,723

See accompanying notes to condensed consolidated financial statements.

Getaround, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

(in thousands, except share data)

	Stockholders’ Equity (Deficit)
	Common Stock				Additional		Accumulated Other	Total
	Shares	Amount	Stockholder Notes		Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity (Deficit)
Balance, December 31, 2023	92,827,281	9	(8,284)		859,163	(875,955)	28,186	3,119
Stock-based compensation	—	—	—		7,411	—	—	7,411
RSUs vested	3,833,218	1	—		—	—	—	1
Foreign currency translation loss	—	—	—		—	—	(2,618)	(2,618)
Change in fair value of the convertible instrument liability	—	—	—		—	—	1,161	1,161
Net loss	—	—	—	—	—	(42,990)	—	(42,990)
Balance, June 30, 2024	96,660,499	10	(8,284)		866,574	(918,945)	26,729	(33,916)

	Stockholders’ Deficit
	Common Stock				Additional		Accumulated Other	Total
	Shares	Amount	Stockholder Notes		Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Deficit
Balance, March 31, 2024	93,105,059	9	(8,284)		862,462	(906,920)	25,522	(27,211)
Stock-based compensation	—	—	—		4,112	—	—	4,112
RSU Vested	3,555,440	1	—		—	—	—	1
Issuance of common stock for iHM prepaid ad	—	—	—		—	—	(307)	(307)
Issuance of warrants in connection with Mudrick Convertible Promissory notes	—	—	—		—	—	1,514	1,514
Net loss	—	—	—	—	—	(12,025)	—	(12,025)
Balance, June 30, 2024	96,660,499	10	(8,284)		866,574	(918,945)	26,729	(33,916)

See accompanying notes to condensed consolidated financial statements.

Getaround, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash Flows from Operating Activities
Net loss	$(42,990)	$(53,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,645	5,779
Provision for bad debts	2,597	3,880
Stock-based compensation	7,411	6,406
Gain on extinguishment of debt	(99)	—
Change in fair value – convertible instrument liability	15,632	(676)
Change in fair value – warrant liability	9	(174)
Change in fair value – note payable	(9,610)	—
Change in fair value – prepaid ad inventory	51	—
Non-cash lease expense	568	553
Amortization of debt issuance costs	—	—
Gain from disposal of property and equipment	(5)	(21)
Loss on lease termination	2,856	—
Loss from foreign currency remeasurement	277	265
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,494)	(3,730)
Prepaid expenses and other current assets	3,364	511
Operating leases liabilities	(1,998)	(924)
Other assets	(2,455)	(1,167)
Accounts payable	(8,092)	3,853
Accrued host payments and insurance fees	6,842	7,587
Accrued expenses and other liabilities	(5,062)	629
Deferred taxes	56	(382)
Deferred revenue	1,979	2,065
Net Cash Used in Operating Activities	$(24,518)	$(28,614)
Cash Flows from Investing Activities
Purchases of property and equipment	$(47)	$(509)
Capitalized software	(877)	(2,249)
Proceeds from sale of property and equipment	15	37
Acquisition of Hyrecar, net of cash acquired	—	(7,826)
Net Cash Used in Investing Activities	$(909)	$(10,547)
Cash Flows from Financing Activities
Proceeds from issuance of Mudrick Super Priority Note, net of issuance costs	$41,172	$—
Repayment of PGE loan	—	(650)
Repayment of Promissory Note	(92)	—
Net Cash Provided by (Used in) Financing Activities	$41,080	$(650)
Effect of Foreign Currency Translation on Cash	(417)	175
Net change in cash and cash equivalents and restricted cash and cash equivalents	15,236	(39,636)
Cash and Cash Equivalents and Restricted Cash, beginning of period	15,625	67,894
Cash and Cash Equivalents and Restricted Cash, end of period	$30,861	$28,258

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash and cash equivalents	$30,861	$24,658
Restricted cash included in current assets	—	3,600
Total Cash, Cash Equivalents and Restricted Cash at the End of Period	$30,861	$28,258

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

The Company, through its wholly owned subsidiary Getaround Operations LLC, is an online car rental service company operating on a remote work basis with its employees, and a principal place of business in Oakland, California. The Company provides peer-to-peer car‑sharing service powered by its proprietary technology, which allows car owners to earn income sharing their cars with pre-qualified drivers on the Company’s network. As of June 30, 2024, the Company operated globally in major U.S. cities and certain European markets, including France and Norway.

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

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had net loss of $12.0 million and $43.0 million for the three and six months ended June 30, 2024, respectively, and $30.3 million and $53.1 million for the three and six months ended June 30, 2023, respectively. The Company expects operating losses and negative cash flows to continue for the foreseeable future as it continues to develop and promote its platform, as well as to grow its user base through new markets.

Getaround, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2024 and December 31, 2023, the Company had $30.9 million and $15.6 million, respectively, in unrestricted cash and cash equivalents available to fund future operations. The Company’s capital requirements will depend on many factors and the Company may need to use available capital resources and/or raise additional capital earlier than currently anticipated and will be required in the foreseeable future in order for the Company to continue as a going concern. When the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company.

If the Company is unable to obtain additional funding when needed, it will need to significantly reduce its spending, delay or cancel its planned activities, substantially change its corporate structure or curtail or discontinue its operations, which will likely have an unfavorable effect on the Company’s ability to execute on its business plan, and have an adverse effect on its business, results of operations and future prospects. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after the date the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

The summary of significant accounting policies to the audited consolidated financial statements in the Annual Report includes a discussion of the significant accounting policies used in the preparation of the Company’s consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. The most significant matters involving management’s estimates include those related to accounts receivable, claims allowances, assessment of possible impairment of its intangible and long-lived assets, valuation of deferred income tax assets, fair value of warrant liability, certain convertible notes payable, certain notes payable, and stock-based awards. Actual results may ultimately differ from management’s estimates.

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

Getaround, Inc.

Notes to Consolidated Financial Statements

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

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information summarizes the results of operations for the Company as though the Business Combination had occurred on January 1, 2023. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or the future consolidated results of operations of the Company.

	Three months ended June 30, 2023	Six months ended June 30, 2023
Total revenue	$23,554	$45,117
Net loss	$(33,968)	$(61,935)

4. Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes payable, convertible promissory notes, and warrant liability. The recorded carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to their short-term nature. The balances outstanding under the notes payable agreements are considered to approximate their estimated fair values as the interest rates approximate market rates.

Assets and liabilities recognized at fair value on a recurring basis in the consolidated balance sheets consists of cash and cash equivalents, convertible promissory notes, certain notes payable, and warrant liability. These items are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Getaround, Inc.

Notes to Consolidated Financial Statements

The following tables summarize the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument (in thousands):

	Fair Value Measurement
December 31, 2023	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$—	$—	$(20)
Mudrick convertible notes	—	—	(40,370)
Super priority note payable	—	—	(18,568)
	$—	$—	$(58,958)

	Fair Value Measurement
June 30, 2024	Level 1	Level 2	Level 3
Assets:
Money market account	$2,544	$—	$—
Liabilities:
Warrant liability	$—	$—	$(30)
Mudrick convertible notes	—	—	(54,850)
Super priority note payable	—	—	(50,130)
	$—	$—	$(105,010)

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

The fair value of the warrant liability, as of June 30, 2024 were estimated using a Monte Carlo simulation model. The significant unobservable inputs for the Monte Carlo model include the stock price, exercise price, risk-free rate of return, time to expiration, and the volatility. An increase or decrease in the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

The Company calculated the estimated fair value of the private warrants as of June 30, 2024 and December 31, 2023, respectively, using the following assumptions:

June 30, 2024
Stock price	$0.14
Exercise price	$11.50
Risk-free interest rate	4.43%
Time to expiration (years)	3.44
Expected volatility	101.64%
Fair value per warrant	$0.006

December 31, 2023
Stock price	$0.24
Exercise price	$11.50
Risk-free interest rate	3.89%
Time to expiration (years)	3.94
Expected volatility	77.15%
Fair value per warrant	$0.004

Getaround, Inc.

Notes to Consolidated Financial Statements

The following table presents changes in the Level 3 liabilities measured at fair value for the periods indicated (in thousands):

	Private Warrants
	June 30, 2024	December 31, 2023
Balance (beginning of period)	$20	$247
Additions	—	—
Fair value measurement adjustments	10	(227)
Exercised	—	—
Balance (end of period)	$30	$20

During the three months ended June 30, 2024 and year ended December 31, 2023, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities that are measured at fair value.

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

In determining the fair value of the Mudrick Convertible Notes and the Super Priority Note Payable as of June 30, 2024, the Company used a market-based approach. The valuation method utilized a negotiated discount rate and a market yield rate which are unobservable inputs.

An increase or decrease in any of the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

The Company calculated the estimated fair value of the Mudrick Convertible Notes and Mudrick Super Priority Note Payable as of June 30, 2024 and December 31, 2023, respectively, using the following assumptions:

	June 30, 2024	December 31, 2023
	Mudrick Convertible Note
Issuance date	12/8/2022	12/8/2022
Maturity date	12/8/2027	12/8/2027
Interest rate (PIK)	9.50%	10.00%
Expected volatility factor	77.20%	92.60%
Risk-free interest rate	4.50%	3.90%
Estimated market yield	50.00%	50.00%

	June 30, 2024	December 31, 2023
	Mudrick Super Priority Note Payable
Inception date	12/11/2023	12/11/2023
Maturity date	8/7/2026	8/7/2024
Interest rate	15.00%	15.00%
Estimated market yield	30.00%	30.00%
Discount period (years)	2.10	0.60
Discount factor	0.54	0.84

Getaround, Inc.

Notes to Consolidated Financial Statements

The following table presents changes in the Level 3 convertible promissory notes and Super Priority Note Payable measured at fair value for the periods indicated (in thousands):

	June 30, 2024
	Mudrick Convertible Notes	Mudrick Super Priority Note Payable
Balance (beginning of period)	$40,370	$18,568
Additions	—	41,172
Fair value measurement adjustments	14,480	(9,610)
Balance (end of period)	$54,850	$50,130

5. Revenue

The following table presents the Company’s revenues disaggregated by geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service revenue:
United States	$11,192	$11,261	$22,581	$18,107
Europe	7,115	6,963	12,532	11,316
Total service revenue	18,307	18,224	35,113	29,423

Lease revenue:
United States	$88	$217	$208	$430
Europe	189	179	419	287
Total lease revenue	277	396	627	717
Total Revenue	$18,584	$18,620	$35,740	$30,140

Contract Balances

Contract assets include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. The contract assets are reclassified to receivables when the rights become unconditional. The Company’s contract assets as of June 30, 2024 and December 31, 2023 in the amount of $0.6 million and $0.6 million, respectively, are included in prepaid expenses and other current assets on the consolidated balance sheets. The contract assets are typically invoiced within a month of recognition. The Company's contract assets as of January 1, 2024 and 2023 amounted to $0.6 million and $0.6 million, respectively.

Contract liabilities are recorded as deferred revenues and include payments received in advance of performance under the contract. Contract liabilities are realized when services are provided to the customer. Contract liabilities as of June 30, 2024 and December 31, 2023 in the amount of $2.6 million and $1.5 million, respectively, are reported as a component of current liabilities on the consolidated balance sheets. All opening amounts of the December 31, 2023 and 2022 contract liabilities were recognized during the periods ended June 30, 2024 and December 31, 2023, respectively. The Company's contract liabilities as of January 1, 2024 and 2023 amounted to $1.5 million and $0.7 million, respectively.

Getaround, Inc.

Notes to Consolidated Financial Statements

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Insurance	$2,509	$2,234
Rent	107	2,226
Sales tax	1,158	909
Subscriptions	545	779
Contract assets	612	619
Advertising services	—	261
Deposits, current	197	1,547
Compensation	71	119
Consulting	63	28
Other	1,445	1,409
Prepaid Expenses and Other Current Assets	$6,707	$10,131

7. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Vehicles and vehicle equipment	$3,488	$3,595
Computer equipment	979	998
Leasehold improvements	584	11,979
Office equipment and furniture	77	1,217
Less: accumulated depreciation and amortization	(3,487)	(9,285)
Property and Equipment, Net	$1,641	$8,504

Total depreciation expense for the three months ended June 30, 2024 and 2023 was $0.2 million and $0.6 million, respectively, and $0.6 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively.

8. Goodwill and Other Intangible Assets, Net

Other Intangibles Assets, Net

The following is a summary of the components of intangible assets and the related amortization expense (in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining life (years)
Developed technology	$18,253	$(12,208)	$6,045	4.8
Customer relationships	38,999	(36,575)	2,424	0.9
Trade names	314	(314)	—	—
Total intangibles	$57,566	$(49,097)	$8,469	3.6

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining life (years)
Developed technology	$12,235	$(11,452)	$783	0.3
Customer relationships	39,921	(32,896)	7,025	0.9
Trade names	323	(323)	—	—
Capitalized software costs - WIP	5,550	—	5,550	N/A
Total intangibles	$58,029	$(44,671)	$13,358	0.8

Getaround, Inc.

Notes to Consolidated Financial Statements

For the three months ended June 30, 2024 and 2023, amortization expense amounted to $2.4 million and $2.7 million, respectively, and $5.7 million and $4.6 million for the six months ended June 30, 2024 and 2023, respectively.

Expected future amortization expense for intangible assets as of June 30, 2024 is as follows (in thousands):

Year ended December 31,
2024	$2,266
2025	2,065
2026	1,270
2027	1,270
Thereafter	1,598
Total	$8,469

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

	June 30, 2024	December 31, 2023
Beginning Balance	$95,869	$92,728
Foreign currency translation	(2,811)	2,323
Additions from acquisitions	—	818
Ending Balance	$93,058	$95,869

9. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Sales and other tax	$18,250	$18,279
Claims payable	11,786	19,235
Professional services	5,059	4,861
Compensation	4,743	2,175
Vehicle leases	254	361
Insurance	339	21
Other	2,631	3,175
Other Accrued Liabilities	$43,062	$48,107

10. Notes Payable

Convertible Notes Payable

iHeart Media Note Payable

On May 10, 2024, the Company entered into an Outstanding Fees Settlement Agreement with iHeartMedia + Entertainment, Inc., Broader Media Holdings LLC, Clear Channel Outdoor, Inc. (the "Vendor") pursuant to which the Company paid the Vendor a final $0.5 million in exchange for the full and complete settlement and extinguishment of all outstanding fees and any other amounts owed to the Vendor.

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

Getaround, Inc.

Notes to Consolidated Financial Statements

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

The initial conversion rate of the Mudrick Convertible Notes is 86.96 shares of Getaround common stock per $1,000 principal amount of Mudrick Convertible Notes, which is equivalent to an initial conversion price of approximately $11.50 per share. The initial conversion price is subject to a downward adjustment to 115% of the average daily volume-weighted average trading price (“VWAP”) of Getaround common stock for the 90 trading days after the closing date, subject to a minimum conversion price of $9.21 per share. The conversion price is subject to further adjustments including adjustments in connection with certain issuances or deemed issuances of common stock at a price less than the then-effective conversion price, at any time prior to the close of business on the second scheduled trading day immediately before the maturity date of the Mudrick Convertible Notes. In connection with the issuance of the Super Priority Note described below, pursuant to the subscription agreement for the Super Priority Note, the Company agreed to effectuate an adjustment to the conversion rate of the Mudrick Convertible Notes to 4,000 shares of common stock per $1,000 principal amount of the Mudrick Convertible Notes, which is equivalent to a conversion price of $0.25 per share. See Note 19 – Subsequent Events.

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

On June 23, 2023 and July 7, 2023, and again on October 11, 2023 the Company received written notices from U.S. Bank Trust Company, National Association, in its capacity as trustee under the indenture governing the Mudrick Convertible Notes, for its failure to comply with the covenant of timely filing the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and its Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2023. As of December 31, 2023, all such events of default have been remediated.

On July 9, 2024, Getaround, Inc. (the “Company”) received notice from the New York Stock Exchange (“NYSE”) suspended trading of its common stock on the NYSE effective immediately and started the process to delist the Company's common stock from the NYSE. The start of the delisting process follows the NYSE’s determination under Rule 802.01B of the NYSE Listed Company Manual that the

Getaround, Inc.

Notes to Consolidated Financial Statements

Company did not meet the continued listing standard that requires listed companies to maintain an average global market capitalization of at least $15.0 million over a period of 30 consecutive trading days. The Company had a right to appeal the determination to delist its common stock and filed a written request for such a review on July 23, 2024.

On August 02, 2024, the Company notified NYSE that it determined to officially withdraw its request for a hearing.

On August 5, 2024, NYSE filed a Form 25 with the Securities and Exchange Commission to delist the Company’s common stock from listing and registration on NYSE effective on August 16, 2024.

The Company’s common stock and public warrants are quoted on the OTC Pink Market under the symbols “GETR” and “GETRW,” respectively.

Events of default for Mudrick Convertible Note

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

The event of default with respect to the Super Priority Note (as discussed below under “Event of default for Mudrick Super Priority Note”) constituted an Event of Default under the Mudrick Convertible Notes from February 26, 2024, to, but excluding, April 29, 2024, which resulted in the Company paying an additional 200 basis points in interest for that period. The additional interest was paid (in the form of added principal) on the June 15, 2024, interest payment date.

The Mudrick Convertible Notes were accounted for at fair value with changes in fair value being recognized under Convertible Promissory Note Fair Value Adjustment within the income statement (See Note 4 — Fair Value Measurements for a discussion of fair value accounting in connection with the Mudrick Convertible Notes).

The Company’s convertible notes payable balance was as follows (in thousands):

	June 30, 2024	December 31, 2023
iHeart Convertible Note	$—	$99
Mudrick Convertible Notes measured at fair value	54,850	40,370
Total Convertible Notes Payable	$54,850	$40,469

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

Getaround, Inc.

Notes to Consolidated Financial Statements

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

As of June 30, 2024, 1.7 million euros, or $1.9 million was classified within notes payable, current and the total remaining outstanding principal was 3.1 million euros, or $3.4 million. For the three and six months ended June 30, 2024 and 2023, 8.1 thousand euros and 17.0 thousand euros, or $8.7 thousand and $18.2 thousand, and 11.0 thousand euros and 30.0 thousand euros, or $12.0 thousand and $32.0 thousand, of interest expense was recognized, respectively.

Green St. Lease Promissory Note

On May 22, 2024, the Company entered into a Termination of Lease agreement (“Lease Termination”) with Green Front LLC (the "Landlord"), related to the Company’s early termination of its leased office space located at 55 Green Street, San Francisco, California (the "Lease"). The effective termination date for the Lease was June 1, 2024. The Company agreed to pay to the Landlord the aggregate sum of $2.1 million (“Termination Fee”), consisting of $1.0 million as a partial termination fee and a Promissory Note of $1.1 million. The promissory note has a maturity date of May 22, 2026 and bears an interest rate of 6.00% per annum. Please refer to Note 11 - Leases for additional information regarding the Green St. Lease termination.

Mudrick Bridge Note

On August 7, 2023 the Company entered into a promissory note (the “Note”) with Mudrick Capital Management for an aggregate principal amount of $3,000,000 to provide additional capital to the Company. The Note has a maturity date of September 7, 2023 (the “Maturity Date”) and bears an interest rate of 15.00% per annum compounded daily. The Note is unsecured, but the Company expects it to be exchanged for a similar, secured note as soon as is practicable, and such secured note may be exchanged for a new convertible promissory note or other security in connection with a larger, longer-term financing prior to the Maturity Date. If the principal and accrued interest under the Note is repaid in cash, a principal repayment premium of 100% applies. On September 7, 2023 the Note was replaced with the Super Priority Note.

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

Getaround, Inc.

Notes to Consolidated Financial Statements

On January 19, 2024, the Company and Mudrick further amended and restated the Super Priority Note to reflect an increased aggregate principal amount of $23,941,032, which was comprised of the original $20,880,922 amount under the Second A&R Super Priority Note, $60,110 in accrued interest as of January 19, 2024, and an additional principal amount of $3,000,000 to provide additional capital to the Company (the “Third Amended and Restated Super Priority Note” or “Third A&R Super Note”).

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

On April 29, 2024, the Company and Mudrick further amended and restated the Super Priority Note to reflect an increased aggregate principal amount of $61,677,504, which is comprised of the original $40,303,393 amount under the Fourth A&R Super Priority Note, $1,374,111 in accrued interest as of April 29, 2024, and an additional principal amount of $20,000,000, to provide additional capital to the Company (the “Fifth Amended and Restated Super Priority Note” or “Fifth A&R Super Note”).

The Fifth A&R Super Note accrues interest monthly beginning on April 29, 2024, at a rate of 15.00% per annum, which interest rate, upon the occurrence, and during the continuation, of an Event of Default (as defined therein), will be increased by 2.00%. The Fifth A&R Super Note will mature on August 7, 2026, at which time 108% of the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased. See Note 19 - Subsequent Events for an additional amendment subsequent to June 30, 2024.

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

The Company’s notes payable balances were as follows (in thousands):

	June 30, 2024	December 31, 2023
PGE Loan	3,351	3,458
Green St. Lease Promissory Note	1,015	—
Mudrick Super Priority Note (at fair value)	50,130	18,568
Total Notes Payable	54,496	22,026
Less: short-term portion of PGE Loan	(1,868)	(1,336)
Less: short-term portion of Green St. Lease Promissory Note	(550)	—
Less: short-term portion of Mudrick Super Priority Note	—	(18,568)
Total Notes Payable, less current portion	$52,078	$2,122

The notes payable future principal payments as of June 30, 2024 are as follows (in thousands):

Year ended December 31,
2024	$1,526
2025	1,692
2026	51,278
Thereafter	—
Total	$54,496

Getaround, Inc.

Notes to Consolidated Financial Statements

11. Leases

The Company leases a corporate office facility, short-term parking spaces and miscellaneous office equipment under operating lease agreements. The Company’s lease agreements have terms not exceeding eight years. As of June 30, 2024, the Company does not have any finance leases.

On May 22, 2024, the Company entered into a Termination of Lease agreement (“Lease Termination”) with Green Front LLC (the "Landlord"), related to the Company’s early termination of its leased office space located at 55 Green Street, San Francisco, California (the "Lease"). The effective termination date for the Lease was June 1, 2024. The letter of credit originally issued in connection with the lease has been entirely drawn and there is no remaining balance on the letter of credit as of the date of the agreement. The Company had leasehold improvements and fixed assets at the Lease premises with net book values of $6.0 million and $1.0 thousand, respectively, that were surrendered to the Landlord. As a result of the Termination of Lease agreement, the Company was obligated for the following: Pay the Landlord $1.0 million as partial payment of the termination fee, execute and deliver to the Landlord a Promissory Note of $1.1 million, pay the Landlord all sublease rents, license fees, or other payments for occupancy of the premises, surrender and vacate the premises and surrender to the Landlord all existing tenant-owned furniture, fixtures, and equipment in the premises on the effective termination date, assign to Landlord all existing licenses and other occupancy agreements for any portion of the premises, and assign to Landlord all service contracts. The Company agreed to pay to the Landlord the aggregate sum of $2.1 million (“Termination Fee”), consisting of the $1.0 million fee payment noted above and the Promissory Note of $1.1 million. The Company recognized a $2.9 million net loss as a result of the Lease Termination.

The Company elects not to apply the lease recognition requirements to its short-term leases. Accordingly, the Company recognizes lease payments related to short-term leases in the statements of operations and comprehensive loss on a straight-line basis over the lease term which has not changed from prior recognition.

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

The Company’s sole remaining real estate leasing agreement includes terms requiring the Company to reimburse the lessor for its share of real estate taxes, insurance, operating costs and utilities which are accounted for as variable lease costs when incurred since the Company has elected to not separate lease and non-lease components, and hence are not included in the measurement of lease liability.

The components of lease expense and income for the periods indicated are as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Operating lease costs	$1,403	$1,579
Short-term lease costs	312	504
Variable lease costs(1)	374	461
Sublease income	(627)	(717)
Total Lease Costs	$1,462	$1,827

(1)
Variable lease cost primarily relates to common area maintenance and property taxes on leased real estate.

Operating lease costs and short-term lease costs are included within general and administrative and operating expenses within the consolidated statements of operations. Variable lease costs are included within operating expenses, and sublease income is included within revenue within the consolidated statements of operations.

Other information related to leases for the periods indicated are as follows (in thousands):

Getaround, Inc.

Notes to Consolidated Financial Statements

	Six Months Ended June 30,
	2024	2023
Operating cash flows used for lease liabilities	$1,752	$2,025

The weighted average remaining lease term for our operating leases was 5.5 years, and the weighted average discount rate for the Company’s operating leases was 10.3%.

The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.

Future minimum payments under operating leases as of June 30, 2024, are as follows (in thousands):

Year ending December 31,
From July 1, 2024 to December 31, 2024	$149
2025	298
2026	298
2027	298
2028	298
Thereafter	298
Total undiscounted future cash flows	$1,639
Less: Imputed interest	(369)
Total	$1,270

12. Commitments and Contingencies

Commitments

As of June 30, 2024, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023.

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

Garfield Litigation

In April of 2023, an action for attorneys’ fees and expenses was filed in the Court of Chancery for the State of Delaware against the Company (Garfield v. Getaround, Court of Chancery for the State of Delaware C.A. # 2023-0445-MTZ). The complaint alleges the plaintiff was a stockholder of InterPrivate II Acquisition Corp. (“IPVA”) who proposed certain amendments to IPVA’s certificate of incorporation, which, if implemented, would enable IPVA to avoid violating provisions of the Delaware General Corporation Law regarding corporate voting structures. The complaint further alleges such amendments were enacted in response to the plaintiff’s notice, and the plaintiff is therefore entitled to receive an award of attorneys’ fees and expenses from the Company as IPVA’s successor-in-interest, under the Court of Chancery's "corporate benefit" doctrine. On July 26, 2024 the parties reached a tentative settlement of this matter for an amount the Company does not consider to be material.

As of June 30, 2024 and December 31, 2023, the Company had accrued $1.5 million and $1.6 million, respectively, related to various pending claims and legal actions. The Company does not believe that a material loss in excess of these accrued amounts is reasonably possible.

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

13. Income Taxes

The Company's effective tax rate from continuing operations was 1.3% for the three months ended June 30, 2024 and 0.7% for the three months ended June 30, 2023. The Company's effective tax rate from continuing operations was 0.3% for the six months ending June 30, 2024 and 0.7% for the six months ending June 30, 2023. The Company's full allowance in the United States and various other foreign jurisdictions caused the quarterly effective tax rate to be different from the U.S. federal statutory tax rate.

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it

Getaround, Inc.

Notes to Consolidated Financial Statements

accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of June 30, 2024 and June 30, 2023.

14. Stock-Based Compensation

Restricted Stock Units

Restricted stock units (RSUs) activity for the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2023	3,244,369	$5.30
RSUs granted	7,172,708	0.17
RSUs vested	(5,125,758)	1.09
RSUs canceled	(958,001)	4.15
Balance, June 30, 2024	4,333,318	$2.06

Stock Options

Stock option activity for the six months ended June 30, 2024 (in thousands, except share amounts and per unit data) is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2023	7,997,004	$1.78	7.53	$10
Options granted	92,447,500	0.25	9.67	—
Options exercised	(52,557)	0.03	—	6
Options expired	(183,793)	4.29	—	1
Options forfeited	(1,732,576)	1.05	—	—
Balance, June 30, 2024	98,475,578	$0.35	9.40	$4
Vested and Exercisable, June 30, 2024	4,063,544	2.34	3.80	3
Vested and Exercisable and Expected to Vest, June 30, 2024	98,475,578	$0.35	9.40	$4

The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the estimated fair value of the Company’s common stock. The total intrinsic value for stock options exercised during the six months ended June 30, 2024 and 2023 was $6.0 thousand and $1.0 thousand, respectively. The fair value of awards vested during the six months ended June 30, 2024 and 2023 was $1.2 million and $2.8 million, respectively. The weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2024 and 2023 was $0.17 and $0.18, respectively.

The following table summarizes the weighted-average assumptions used in the valuation of stock options granted:

	Six Months Ended June 30,
	2024	2023
Expected volatility (%)	71.3%	81.4%
Risk-free interest rate (%)	4.3%	3.6%
Expected dividend yield	—	—
Expected term (years)	6.8	6.0

Getaround, Inc.

Notes to Consolidated Financial Statements

The Company recognized stock-based compensation expense related to stock options of $2.5 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively, and $3.8 million and $2.0 million for the six months ended June 30, 2024 and 2023, respectively. This expense was included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales and marketing	$6	$15	$14	$32
Operations	39	177	141	367
Technology and product development	66	97	130	207
General and administrative	2,371	560	3,497	1,394
Total	$2,482	$849	$3,782	$2,000

As of June 30, 2024, there was $16.0 million of total unrecognized compensation cost related to unvested stock options granted under the plan that is expected to be recognized over a weighted-average period of 3.19 years.

The Company recognized stock-based compensation expense related to RSUs of $1.6 million and $2.0 million for the three months ended June 30, 2024 and 2023, respectively, and $3.6 million and $4.4 million for the six months ended June 30, 2024 and 2023, respectively. This expense was included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales and marketing	$78	$106	$162	$221
Operations	270	442	575	1,071
Technology and product development	799	991	1,596	1,889
General and administrative	483	452	1,296	1,224
Total	$1,630	$1,991	$3,629	$4,405

As of June 30, 2024, there was $8.1 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.19 years.

15. Warrants

Upon the closing of the 2022 Business Combination, Legacy Getaround’s common stock warrants and convertible redeemable preferred stock warrants were exercised for Legacy Getaround common stock and redeemable preferred common stock, respectively, and subsequently converted into Getaround common stock.

Please refer to the table below for detail of warrant liability by type of warrant (in thousands):

	June 30, 2024	December 31, 2023
Private warrants	$30	$20
Total	$30	$20

Number of outstanding warrants as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Public warrants	12,175,000	12,175,000
Private warrants	4,616,667	4,616,667
Total	16,791,667	16,791,667

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

At June 30, 2024, outstanding public and private warrants were 12,175,000 and 4,616,667, respectively. The public warrants are equity-classified and private warrants are liability-classified.

16. Earnings (Loss) per Share

The following table provides the computation of net loss per share and weighted average shares of the Company’s common stock outstanding during the periods presented (in thousands, except share and per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(12,025)	$(30,269)	$(42,990)	$(53,068)
Basic and diluted weighted average common stock outstanding	98,321,295	92,608,276	97,498,510	92,460,655
Basic and diluted net loss per share	$(0.12)	$(0.33)	$(0.44)	$(0.57)

Since the Company was in a loss position for the three and six month periods June 30, 2024 and 2023, basic net loss per share was the same as diluted net loss per share for the period presented.

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in whole shares):

	Six Months Ended June 30,
	2024	2023
Stock options and restricted stock units outstanding(1)	102,808,896	12,356,284
Private Warrants	4,616,667	4,616,667
Public Warrants	12,175,000	12,175,000
Shares for Mudrick Convertible Notes	19,001,500	19,001,085
Shares for Mudrick PIK Notes	2,876,880	79,534
Total	141,478,943	48,228,570

(1)
Balances are inclusive of the common stock options legally exercised in exchange of the nonrecourse promissory notes.

Getaround, Inc.

Notes to Consolidated Financial Statements

The Company has reserved shares for the 2022 Employee Stock Purchase Plan, however, there have been no employee contributions to such plan as of June 30, 2024. The Company also has shares reserved in connection with Earnout Shares under the 2022 Business Combination, however, as of June 30, 2024, none of the share-price targets were satisfied. The Company has shares reserved in connection with the 2022 Equity Incentive Plan, however, options considered for dilutive EPS are only those granted.

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

Geographical Area Information

The table below summarizes the Company’s long-lived assets, which are comprised of property, equipment and operating lease right-of-use assets, net of accumulated depreciation, by geographical area:

	June 30, 2024	December 31, 2023
United States	$1,303	$18,883
Europe	1,608	1,783
Total	$2,911	$20,666

(See Note 4 – Revenue for the Company’s revenues disaggregated by geography).

The change in the Company’s long-lived assets as of June 30, 2024 is primarily due to the write-off of leasehold improvements in connection with the termination of one of the Company’s office leases (see Note 10 - Leases).

18. Related Party Transactions

Mudrick Capital Management L.P.

In the first quarter of 2024, Mr. Jason Mudrick joined the Company's Board of Directors. Mr. Mudrick holds an interest in Mudrick Capital Management L.P.; for which the Company has issued convertible debt and notes payables described in Note 10 - Notes Payable and Note 19 - Subsequent Events. As Mr. Mudrick is now a member of the Board of Directors, these transactions are now considered related party transactions.

19. Subsequent Events

New Financing

On July 16, 2024, the Company and Mudrick Capital Management L.P., on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by Mudrick Capital Management L.P. (the “Purchaser”), amended and restated the Fifth A&R Super Note to reflect an increased aggregate principal amount of $83,674,931 (the “Sixth A&R Super Note”). The Sixth A&R Super Note will mature on August 7, 2026, at which time 108% of the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased. This transaction constitutes a related party transaction.

Appointment of an Executive, Compensatory Arrangement, and Departure of an Executive

Effective as of July 19, 2024, Tom Alderman, the Company's Chief Financial Officer, is no longer employed by the Company, and the Board of Directors of the Company appointed Patricia Huerta, the Company’s Chief Accounting Officer, to serve as the Company's

Getaround, Inc.

Notes to Consolidated Financial Statements

Interim Chief Financial Officer. The impact of this new position on the existing compensation arrangements with Ms. Huerta has not yet been determined by the Company.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On July 9, 2024, Getaround, Inc. (the “Company”) received notice the New York Stock Exchange (“NYSE”) suspended trading of its common stock on the NYSE effective immediately and started the process to delist the Company's common stock from the NYSE. The start of the delisting process follows the NYSE’s determination under Rule 802.01B of the NYSE Listed Company Manual that the Company did not meet the continued listing standard that requires listed companies to maintain an average global market capitalization of at least $15 million over a period of 30 consecutive trading days. The Company intends to appeal this determination.

Tentative Settlement of Garfield Litigation

On July 26, 2024, the Company agreed to the terms of a tentative settlement of the action for attorneys’ fees and expenses filed in the Court of Chancery for the State of Delaware against the Company (Garfield v. Getaround, Court of Chancery for the State of Delaware C.A. # 2023-0445-MTZ) for an amount we do not consider to be material.

Stockholder Proposals Approved at the Annual Meeting

On July 31, 2024, the shareholders approved, for purposes of complying with Section 312.03 of the NYSE Listed Company Manual, the potential issuance of the shares of common stock issuable upon the conversion of the Mudrick Convertible Notes after giving effect to the adjustment of the conversion rate of the outstanding Mudrick Capital Convertible Notes to an adjusted conversion price of $0.25. See Note 9 – Notes Payable – Mudrick Convertible Notes.

On July 31, 2024 the shareholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio of not less than 1-for-10 and not greater than 1-for-50, with the exact ratio and effective time of the reverse stock split to be determined by the Board of Directors at any time on or before December 31, 2024.

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

Overview

Getaround is a global carsharing marketplace, powered by proprietary technology designed to make sharing cars simple, digital, on-demand, and automated. We reimagined the traditional car ownership model by empowering consumers, whom we refer to as our guests, to instantly and conveniently access safe, affordable and desirable cars they need while providing earnings potential to car owners who supply them, whom we refer to as our hosts. We believe booking and sharing cars should be a frictionless and hassle-free experience. Our technology platform offers choice and agency to guests and hosts, enabling both a traditional rental experience where guests meet the host ahead of their trip, or a fully contactless experience, without guests needing to wait in line at a car rental facility, manually fill out any paperwork, or meet anyone in person to exchange keys. Since launching in 2011, we have been focused on building and innovating our digital carsharing marketplace in the United States and internationally. As of June 30, 2024, our platform supports approximately 2.2 million unique guests and has approximately 72,000 active cars in more than 1,000 cities across 8 countries worldwide, including in the United States and across Europe.

Our proprietary cloud-based platform, which we call the Getaround Connect Cloud Platform, creates a digital experience that makes it easy for guests to find cars nearby, and for hosts to share their cars with guests, in both high and low population-density geographies. We have established a broad network of loyal hosts and guests on our platform. Hosts benefit from low entry costs, digital fleet management, and dynamic pricing algorithms and optimization informed by data analytics. Guests benefit from an easy-to-use platform, the ability 24/7 to book cars located nearby by the hour or day, and, with cars utilizing our Connect technology, a contactless booking, pickup and return experience, eliminating the need for in-person interaction. We leverage our powerful technology platform, our scaled network, and the rich data captured from trips to derive insights and to innovate in order to provide hosts and guests with a differentiated product offering compared to competitors.

Recent Developments

Executive and Leadership Team. In March 2024, we have proactively transitioned a part of our executive and leadership team. As part of that transition, effective March 15, 2024, Mr. Sy Fahimi's employment as Chief Operating Officer of the Company ended, and effective April 28, 2024, Dr. Jeff Russakow left our Board. Additionally, Mr. Neil Salvage, Mr. Qais Sharif and Mr. Nikul Patel joined the Board effective May 6, 2024.

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

Appointment of an Executive, Compensatory Arrangement, and Departure of an Executive. On February 26, 2024, the Board appointed Mr. Eduardo Iniguez as the CEO of the Company and a Class II director to the Board. In connection with Mr. Iniguez’s appointment, the Company entered into an employment agreement with Mr. Iniguez, which included salary, various bonus provisions, and an equity inducement award consideration, which includes options awards of 11,100,000 that vest over four years, and an additional 76,950,000 options that will vest over four years with certain limitations that may cap vesting. Mr. Iniguez succeeded Mr. Sam Zaid, one of three co-founders of the Company.

Appointment of an Executive, Compensatory Arrangement, and Departure of an Executive. Effective as of July 19, 2024, Tom Alderman, the Company's Chief Financial Officer, is no longer employed by the Company, and the Board of Directors of the

Company appointed Patricia Huerta, the Company’s Chief Accounting Officer, to serve as the Company's Interim Chief Financial Officer. The impact of this new position on the existing compensation arrangements with Ms. Huerta has not yet been determined by the Company.

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

On July 16, 2024, the Company and Purchaser, further amended and restated the Fifth A&R Super Note to reflect an increased aggregate principal amount of $83,674,931 (the “Sixth A&R Super Note”). The Sixth A&R Super Note will mature on August 7, 2026, at which time 108% of the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased.

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing. On July 9, 2024, Getaround, Inc. (the “Company”) received notice the New York Stock Exchange (“NYSE”) suspended trading of its common stock on the NYSE effective immediately and started the process to delist the Company's common stock from the NYSE. The start of the delisting process follows the NYSE’s determination under Rule 802.01B of the NYSE Listed Company Manual that the Company did not meet the continued listing standard that requires listed companies to maintain an average global market capitalization of at least $15 million over a period of 30 consecutive trading days. The Company has requested a review of this determination.

Going Concern. We have incurred cumulative losses from inception through June 30, 2024, and expect to incur additional losses for the foreseeable future. Our ability to fund our operations and capital expenditures beyond our current cash and cash equivalents resources will depend on our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to develop and promote our platform, as well as to grow our user base through new markets. Our future capital requirements depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges or unforeseen circumstances, or for other reasons. As a result, if our current cash runway is insufficient for us to be able to achieve or maintain positive cash flow, we will be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after the date the financial statements are issued.

Our Revenue Model

We operate a carsharing marketplace and generate revenue from fees charged to guests as well as subscriptions charged to hosts. A significant majority of our revenue in any period depends on a large number of Powerhosts, which we define as any host with three or more active cars in our marketplace. Getaround prices trips dynamically on the platform, leveraging our extensive data from the hundreds of millions of miles driven on our platform to intelligently price the risks of the trip, the market and the guest.

Our pricing system is designed to optimize each individual transaction value by balancing supply and demand information and utilizing dynamic pricing features that depend on multiple transaction attributes, such as trip length and location. The use of dynamic pricing features varies across geographies, as slightly different strategies are appropriate for different regions. In some geographies, all pricing is dynamically priced on a per trip basis, and varies by time of day, day of week, vehicle details, geography, historical demand and supply levels, among other factors. Hosts control the pricing of this model by setting a minimum daily rate for their vehicle, as well as other inputs such as the minimum trip duration. In other geographies, hosts have the option of using our pricing system to dynamically set prices on their vehicle, or to more specifically control prices directly on a per-day basis. If they choose to set per-day prices themselves, the system still provides personalized suggestions for pricing, based on a similar set of attributes and historical data as our fully dynamic model would do. Through these processes both the fee we charge the guest for usage of the vehicle subject to a booking, or the “Trip Price,” and in certain related fees, or “Trip-related Fees,” charged to the guest are capable of being set dynamically. Our pricing system also allows hosts in any geography to significantly increase their revenue yield by varying the Trip Price according to local supply and demand dynamics while Trip-related Fees, such as the booking fee and optional protection plans, are controlled by our pricing system based on a model that determines the risk profile of a trip, according to a number of risk factors such as lead time, trip duration, and an array of other factors. In some cases, prices for Trip-related Fees are set to offset the expected increased cost to the platform from riskier trips. Additionally, our dynamic pricing may improve revenue yield by incentivizing guests to book longer trips, thereby increasing the average order value and associated service revenue and host earnings.

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

Components of Results of Operations

Total Revenues

We have three revenue streams: Carsharing Revenue, Connect Subscription Revenue, Parking Revenue, and Other Revenue.

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

Our Total Revenues are presented net of incentives and refunds. Please refer to Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), for additional details on our revenue recognition policy.

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table summarizes our consolidated statements of operations and comprehensive loss for each of the periods presented:

	Three Months Ended June 30,
(In thousands)	2024	2023
Service revenue	$18,307	$18,224
Lease revenue	277	396
Total Revenues	$18,584	$18,620
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Service	$1,660	$1,730
Lease	14	36
Sales and marketing	5,736	7,728
Operations and support	12,680	16,024
Technology and product development	4,292	4,291
General and administrative	13,501	14,194
Depreciation and amortization	2,772	3,297
Total Operating Expenses	$40,655	$47,300
Loss from Operations	$(22,071)	$(28,680)
Other Income (Expense)
Convertible promissory note and note payable fair value adjustment	11,359	(2,244)
Warrant liability fair value adjustment	(3)	184
Interest income (expense), net	(55)	78
Other income, net	(1,267)	185
Total Other Income (Expense)	$10,034	$(1,797)
Loss, before benefit for income taxes	(12,037)	(30,477)
Income Tax Benefit	(12)	(208)
Net Loss	$(12,025)	$(30,269)
Change in fair value of the convertible instrument liability	1,514	—
Foreign Currency Translation (Loss) Gain	(307)	(586)
Comprehensive Loss	$(10,818)	$(30,855)

The following table sets forth the components of our consolidated statements of operations and comprehensive loss for each of the periods presented as a percentage of Total Revenues:

	Three Months Ended June 30,
	2024	2023
Service revenue	99%	98%
Lease revenue	1%	2%
Total Revenue	100%	100%
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Service	9%	9%
Lease	—%	—%
Sales and marketing	31%	42%
Operations and support	68%	86%
Technology and product development	23%	23%
General and administrative	73%	76%
Depreciation and amortization	15%	18%
Total Operating Expenses	219%	254%
Loss from Operations	(119)%	(154)%
Other Income (Expense)
Convertible promissory note and note payable fair value adjustment	61%	(12)%
Warrant liability fair value adjustment	—%	1%
Interest income (expense), net	—%	—%
Other income, net	(7)%	1%
Total Other Income (Expense)	54%	(10)%
Loss, before benefit for income taxes	(65)%	(164)%
Income Tax Expense (Benefit)	(0)%	(1)%
Net Loss	(65)%	(163)%
Change in fair value of the convertible instrument liability	8%	—%
Foreign Currency Translation (Loss) Gain	(2)%	(3)%
Comprehensive Loss	(58)%	(166)%

Total Revenues

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Service revenue	$18,307	$18,224	$83	0%
Lease revenue	277	396	(119)	(30)%
Total revenue	$18,584	$18,620	$(36)	(0)%

For the three months ended June 30, 2024, the Company’s total revenues decreased by $36.0 thousand compared to the prior year. This change was primarily driven by a decrease in lease revenue of $119.0 thousand offset by an increase in service revenue of $83.0 thousand.

Service revenue increased by $83.0 thousand driven primarily by incremental Service revenue of $2.2 million arising from the acquisition of the assets of HyreCar Inc. in May 2023 (the "2023 Business Combination"), partially offset by what the Company believes to be a short-term impact of lower revenue from U.S. carsharing operations driven by the launch of our Getaround TrustScore, which disincentivizes higher risk customers from booking trips on our marketplace, and the suspension of operations in New York State.

Lease revenue decreased by a total of $0.1 million, or 30%, primarily due to the suspension of operations in New York State which decreased the overall number of parking spaces generating Lease revenue.

Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Service	$1,660	$1,730	$(70)	(4)%
Lease	14	36	(22)	(61)%
Total cost of revenue	$1,674	$1,766	$(92)	(5)%
Percentage of total revenues	9%	9%

Total cost of revenue (exclusive of depreciation and amortization) decreased $0.1 million, or 5%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Cost of revenue varies with both the price and number of the transactions, which impact transaction processing fees, as well as with overall platform traffic, including research and development activities, on our platform that impacts the hosting charges.

Sales and Marketing

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Sales and marketing	$5,736	$7,728	$(1,992)	(26)%
Percentage of total revenues	31%	42%

Sales and marketing expense decreased $2.0 million, or 26% for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was primarily attributable to a decrease of $2.0 million in advertising and related expenses pursuant to our cost management strategy.

Operations and Support

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Operations and support	$12,680	$16,024	$(3,344)	(21)%
Percentage of total revenues	68%	86%

Operations and support expenses decreased $3.3 million, or 21%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was primarily attributable to a $1.0 million decrease in compensation expense, a $1.6 million net decrease in insurance and claims reserve, a $0.3 million net decrease in fuel, towing and roadside assistance expenses, as well as other reductions as a result of improvement in operations and support costs driven by Getaround TrustScore.

Technology and Product Development

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Technology and product development	$4,292	$4,291	$1	0%
Percentage of total revenues	23%	23%

Technology and product development expenses were flat during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

General and Administrative

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
General and administrative	$13,501	$14,194	$(693)	(5)%
Percentage of total revenues	73%	76%

General and administrative expenses decreased $0.7 million, or 5%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was largely attributable to a $1.1 million decrease in professional services, $0.6 million combined reduction in office rent due to the Green St. Lease termination, travel, and insurance expense, $0.4 million reduction in bad debt driven by our risk and pricing strategy improvements through deployment of the Getaround TrustScore, offset in part by a

$0.7 million net increase in compensation expense, primarily due to an increase in stock-based compensation and severance expense offset by cost management efforts, and an increase in legal services in the amount of $0.7 million.

Depreciation and Amortization

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Depreciation and amortization	$2,772	$3,297	$(525)	(16)%
Percentage of total revenues	15%	18%

Depreciation and amortization expense decreased by $0.5 million, or 16%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease is primarily attributable to certain intangible assets being fully amortized in April 2024 as well as the disposal of certain fixed assets as a result of the Green St. Lease termination, partially offset by the increase in amortization expense related to newly developed technology placed in service in April 2024.

Convertible Promissory Note and Note Payable Fair Value Adjustment

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Convertible promissory note and note payable fair value adjustment	$11,359	$(2,244)	$13,603	(606)%
Percentage of total revenues	61%	(12)%

Our convertible debt and certain notes payable are carried at fair value on our balance sheet, which, at times, subjects such debt to significant fair value fluctuations. The convertible promissory note and note payable fair value adjustment changed by $13.6 million, or 606%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, following the change in the fair value of the outstanding convertible promissory notes and securities. Please refer to Note 4 - Fair Value Measurements to our consolidated financial statements included elsewhere in this document for additional details on fair valuation of underlying securities.

Warrant Liability Fair Value Adjustment

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Warrant liability fair value adjustment	$(3)	$184	$(187)	(102)%
Percentage of total revenues	(0)%	1%

Warrant liability fair value adjustment changed by $0.2 million, or 102%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Change in fair value of the warrant liability fluctuates with the changes in the fair value of the underlying securities. Please refer to Note 4 – Fair Value Measurements to our consolidated financial statements included in this document for additional details on fair valuation of underlying warrants.

Interest Income (Expense), Net

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Interest income (expense), net	$(55)	$78	$(133)	(171)%
Percentage of total revenues	(0)%	0%

Interest income (expense), net, changed by $0.1 million, or 171%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The change was primarily driven by a decrease in the balance of our interest yielding cash savings account, which resulted in $0.1 million less interest income in the current period.

Other Income, Net

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Other income (expense), net	$(1,267)	$185	$(1,452)	(785)%
Percentage of total revenues	(7)%	1%

Other income (expense), net changed by $1.5 million, or 785%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The change was primarily a result of the $2.9 million loss from the termination of the Green St. Lease. Please refer to Note 11 - Leases to our consolidated financial statement included in this document for additional details. This change is offset by $1.0 million gain from settlements with various vendors as well as a $0.5 million gain from the settlement with iHeartMedia.

Income Tax Benefit

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Income tax benefit	$(12)	$(208)	$196	(94)%
Percentage of total revenues	(0)%	(1)%

Income tax benefit changed by $0.2 million, or 94%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Changes in our income tax benefit are primarily attributable to our international operations.

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

	Three Months Ended June 30,
(In thousands)	2024	2023
Gross Booking Value	$53,005	$53,561

For the three months ended June 30, 2024, GBV amounted to $53.0 million, a decrease of $0.6 million, or 1%, from the same period in the year prior, primarily attributable to the $4.0 million of incremental GBV arising from the HyreCar acquisition and improvements in revenue management which generated higher GBV per Trip, partially offset by the temporary reduction in revenue driven by the launch of our Getaround TrustScore, as discussed under the Total Revenues paragraph herein, as well as the suspension of operations in New York State.

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

	Three Months Ended June 30,
(In thousands)	2024	2023
Trips	235	257

For the three months ended June 30, 2024, we facilitated 235 thousand Trips, a decrease of twenty two thousand or 9% from the 257 thousand Trips during the same period in the year prior. The overall decrease in Trips is largely attributable to the suspension of operations in New York State.

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

The following tables present a reconciliation of NMV from the most comparable GAAP measure, Service Revenues, for the periods presented:

	Three Months Ended June 30,
(In thousands)	2024	2023
Service Revenues	$18,307	$18,224
Plus: EU insurance share(1)	6,537	6,082
Net Marketplace Value	$24,844	$24,306
(1)
Represents the amount of insurance fees charged through the Getaround platform in Europe that are not recognized as revenue.

For three months ended June 30, 2024, NMV amounted to $24.8 million, an increase of $0.5 million, or 2%, from the $24.3 million for the year prior. The change was primarily driven by a $0.5 million increase in the sale of European insurance.

Contribution Profit and Contribution Margin

Contribution Profit is defined as our Net revenue adjusted for variable operating expenses, which consist of cost of revenue, trip support costs, bad debt expense, and other operations and support costs. We define Contribution margin as Contribution profit divided by Net revenue recognized during the period presented. We believe these measures are leading indicators of our ability to achieve profitability and sustain or increase it over time.

The following tables present a reconciliation of Contribution Profit from the most comparable GAAP measure, Net revenue, for the periods presented:

	Three Months Ended June 30,
(In thousands, except percentages)	2024	2023
Net revenue	$18,584	$18,620
Variable operating expenses	(13,027)	(15,747)
Contribution profit	$5,557	$2,873

Contribution margin	30%	15%

For the three months ended June 30, 2024, Contribution profit increased by $2.7 million, an increase of 93%, from the prior year. The change is attributable to a $2.7 million decrease in variable operating expenses.

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

The following tables present a reconciliation of Trip Contribution Profit from the most comparable GAAP measure, gross profit from Service revenue, for the periods presented:

	Three Months Ended June 30,
(In thousands, except percentages)	2024	2023
Gross profit from Service revenue	$16,154	$15,559
Gross margin from Service revenue	88%	85%

Plus: Cost of Service revenue, amortization and depreciation	502	935
Less: Trip support costs	(6,941)	(8,609)

Trip Contribution Profit	9,715	7,885
Trip Contribution Margin	53%	43%

Our gross profit from Service revenue is calculated as follows:

	Three Months Ended June 30,
(In thousands, except percentages)	2024	2023
Service revenue	$18,307	$18,224
Less: Cost of Service revenue, net of amortization and depreciation	(1,651)	(1,730)
Less: Cost of Service revenue, amortization and depreciation	(502)	(935)

Gross profit from Service revenue	$16,154	$15,559
Gross margin from Service revenue	88%	85%

For the three months ended June 30, 2024, Trip contribution profit amounted to $9.7 million, an increase of $1.8 million, or 23%, from the year prior. The change is attributable to a $1.7 million net decrease in Trip support costs and $0.4 million decrease in cost of Service revenue, partially offset by an increase in Service revenue of $0.6 million.

For the three months ended June 30, 2024, our Trip Contribution Margin was 53%, an decrease from our Trip Contribution Margin of 43% in the same period of the year prior. The reduction in our Trip Contribution Margin is largely attributable to an increase in Trip support costs and an increase in Cost of Service revenue discussed above.

Adjusted EBITDA

We define Adjusted EBITDA as net income adjusted for: (i) fair value adjustment of instruments carried at fair value; (ii) interest income (expense) and other income (expense); (iii) income tax provision; (iv) depreciation and amortization; (v) stock-based compensation expense; (vi) contingent compensation; and (vii) certain expenses determined to be incurred outside of the regular course of business which includes: one-time expenses related to the shutdown of the Green St. Office, legal fees to raise capital, certain legal settlements and business combination-related legal fees, and investments in preparation of going public, initial implementation projects and transaction costs associated with proposed business combinations that are not subject to deferral. Adjusted EBITDA is a key performance measure that we use to assess operating performance and operating leverage of our business. As Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. Accordingly, we believe that Adjusted EBITDA provides useful to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. The items excluded from our Adjusted EBITDA calculation are either non-cash in nature, or not driven by core results of recurring operations and therefore not predictable or recurring, rendering comparisons with prior periods and competitors less meaningful.

The following tables present a reconciliation of Adjusted EBITDA from the most comparable GAAP measure, Net Loss, for the periods presented:

	Three Months Ended June 30,
(In thousands)	2024	2023
Net Loss	$(12,025)	$(30,269)
Plus: warrant liability, convertible promissory note and note payable fair value adjustment	(11,356)	2,060
Plus: interest and other income (expense), net	1,322	(263)
Minus: income tax provision	(12)	(208)
Plus: depreciation and amortization	2,772	3,297
Plus: stock-based compensation	4,112	2,840
Plus: expense not incurred in the regular course of business	3,774	190
Adjusted EBITDA	(11,413)	(22,353)

For the three months ended June 30, 2024, Adjusted EBITDA was a loss of $11.4 million, a favorable change by $10.9 million, or 49%, from the loss of $22.4 million from the same period in the year prior, driven primarily by a reduction in marketing and operations and support expenses as well as the $2.9 million loss related to the Green St. Lease termination.

Comparison of the six months ended June 30, 2024 and 2023

The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table summarizes our consolidated statements of operations and comprehensive loss for each of the periods presented:

	Six Months Ended June 30,
(In thousands)	2024	2023
Service revenue	$35,113	$29,423
Lease revenue	627	717
Total Revenues	$35,740	$30,140
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Service	$3,576	$3,075
Lease	54	75
Sales and marketing	8,968	11,368
Operations and support	27,290	28,126
Technology and product development	8,411	8,130
General and administrative	27,450	28,562
Depreciation and amortization	6,645	5,779
Total Operating Expenses	$82,394	$85,115
Loss from Operations	$(46,654)	$(54,975)
Other Income (Expense)
Convertible promissory note and note payable fair value adjustment	(6,022)	676
Warrant liability fair value adjustment	(9)	173
Interest income (expense), net	(150)	284
Other income, net	9,884	395
Total Other Income (Expense)	$3,703	$1,528
Loss, before benefit for income taxes	(42,951)	(53,447)
Income Tax Benefit	39	(379)
Net Loss	$(42,990)	$(53,068)
Change in fair value of the convertible instrument liability	1,161	—
Foreign Currency Translation (Loss) Gain	(2,618)	235
Comprehensive Loss	$(44,447)	$(52,833)

The following table sets forth the components of our consolidated statements of operations and comprehensive loss for each of the periods presented as a percentage of Total Revenues:

	Six Months Ended June 30,
	2024	2023
Service revenue	98%	98%
Lease revenue	2%	2%
Total Revenue	100%	100%
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Service	10%	10%
Lease	—%	—%
Sales and marketing	25%	38%
Operations and support	76%	93%
Technology and product development	24%	27%
General and administrative	77%	95%
Depreciation and amortization	19%	19%
Total Operating Expenses	231%	282%
Loss from Operations	(131)%	(182)%
Other Income (Expense)
Convertible promissory note and note payable fair value adjustment	(17)%	2%
Warrant liability fair value adjustment	—%	1%
Interest income (expense), net	—%	1%
Other income, net	28%	1%
Total Other Income (Expense)	10%	5%
Loss, before benefit for income taxes	(120)%	(177)%
Income Tax Expense (Benefit)	0%	(1)%
Net Loss	(120)%	(176)%
Change in fair value of the convertible instrument liability	3%	—%
Foreign Currency Translation (Loss) Gain	(7)%	1%
Comprehensive Loss	(124)%	(175)%

Total Revenues

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Service revenue	$35,113	$29,423	$5,690	19%
Lease revenue	627	717	(90)	(13)%
Total revenue	$35,740	$30,140	$5,600	19%

For the six months ended June 30, 2024, the Company’s total revenues increased by $5.6 million, or 19%, compared to the prior year. This change was primarily driven by incremental revenue of $8.8 million arising from the 2023 Business Combination, partially offset by the impact of lower revenue from U.S. carsharing operations driven by the launch of our Getaround TrustScore, as discussed above. Additionally, overall risk and pricing strategy improvements resulted in an increase in our GBV on a per trip basis.

Service revenue increased by $5.7 million, or 19%, driven primarily by incremental Service revenue of $8.8 million arising from the 2023 Business Combination, partially offset by the impact of lower revenue from U.S. carsharing operations driven by the launch of our Getaround TrustScore, as discussed above, and the suspension of operations in New York State. Furthermore, our overall risk and pricing strategy improvements resulted in an increase in our GBV on a per trip basis. See “Key Business Metrics” below for a discussion of GBV.

Lease revenue decreased by a total of $0.1 million, or 13%, primarily due to the suspension of operations in New York State which decreased the overall number of parking spaces generating Lease revenue.

Cost of Revenue (exclusive of depreciation and amortization)

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Service	$3,576	$3,075	$501	16%
Lease	54	75	(21)	(28)%
Total cost of revenue	$3,630	$3,150	$480	15%
Percentage of total revenues	10%	10%

Total cost of revenue (exclusive of depreciation and amortization) increased $0.5 million, or 15%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. Cost of revenue varies with both the price and number of the transactions, which impact transaction processing fees, as well as with overall traffic, including research and development activities, on our platform that impacts the hosting charges. The overall increase is largely attributable to the augmentation of our operations in connection with the 2023 Business Combination.

Sales and Marketing

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Sales and marketing	$8,968	$11,368	$(2,400)	(21)%
Percentage of total revenues	25%	38%

Sales and marketing expense decreased $2.4 million, or 21% for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was primarily attributable to a decrease of $2.0 million in advertising and related expenses pursuant to our cost control oriented operating strategy, as well as to a $0.4 million decrease in compensation expense as we shift our focus from growth to improvement of unit economics within the existing platform user base.

Operations and Support

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Operations and support	$27,290	$28,126	$(836)	(3)%
Percentage of total revenues	76%	93%

Operations and support expenses decreased $0.8 million, or 3%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was primarily attributable to a $1.3 million decrease in compensation expense and a $0.8 million decrease in fuel, towing and roadside assistance expenses, as well as other reductions as a result of improvement in operations and support costs driven by Getaround TrustScore. The overall decrease was partially offset by a $1.2 million net increase in insurance and claims reserve.

Technology and Product Development

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Technology and product development	$8,411	$8,130	$281	3%
Percentage of total revenues	24%	27%

Technology and product development costs increased $0.3 million, or 3%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was driven by a $0.6 million increase in compensation expense partially offset by a $0.3 million decrease in temporary shift work.

General and Administrative

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
General and administrative	$27,450	$28,562	$(1,112)	(4)%
Percentage of total revenues	77%	95%

General and administrative expenses decreased $1.1 million, or 4%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was largely attributable to a $1.3 million combined reduction in office rent, recruiting, travel and insurance expense, $1.3 million reduction in bad debt driven by our risk and pricing strategy improvements through deployment of the Getaround TrustScore, and a $1.1 million decrease in professional services, offset in part by a $1.8 million net increase in compensation expense, primarily due to an increase in stock-based compensation and severance expense offset by cost management efforts, and a net increase of $0.8 million in legal services. Legal service costs may fluctuate from period to period.

Depreciation and Amortization

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Depreciation and amortization	$6,645	$5,779	$866	15%
Percentage of total revenues	19%	19%

Depreciation and amortization expense increased by $0.9 million, or 15%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase is primarily driven by the increase in amortization expense related to newly developed technology placed in service in April 2024 and to newly acquired intangible assets as part of the 2023 Business Combination, partially offset by the write-off of certain fixed assets as a result of the Green St. Lease termination.

Convertible Promissory Note and Note Payable Fair Value Adjustment

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Convertible promissory note and note payable fair value adjustment	$(6,022)	$676	$(6,698)	(991)%
Percentage of total revenues	(17)%	2%

Our convertible debt and certain notes payable are carried at fair value on our balance sheet, which, at times, subjects such debt to significant fair value fluctuations. The convertible promissory note and note payable fair value adjustment changed by $6.7 million, or 991%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, following the change in the fair value of the outstanding convertible promissory notes and securities. Please refer to Note 4 - Fair Value Measurements to our consolidated financial statement included elsewhere in this document for additional details on fair valuation of underlying securities.

Warrant Liability Fair Value Adjustment

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Warrant liability fair value adjustment	$(9)	$173	$(182)	(105)%
Percentage of total revenues	(0)%	1%

Warrant liability fair value adjustment changed by $0.2 million, or 105%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. Change in fair value of the warrant liability fluctuates with the changes in the fair value of the underlying securities. Please refer to Note 4 – Fair Value Measurements to our consolidated financial statement included in this document for additional details on fair valuation of underlying warrants.

Interest Income (Expense), Net

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Interest income (expense), net	$(150)	$284	$(434)	(153)%
Percentage of total revenues	(0)%	1%

Interest income (expense), net, changed by $0.4 million, or 153%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The change was primarily driven by a decrease in the balance of our interest yielding cash savings account, which resulted in $0.2 million less interest income in the current period.

Other Income, Net

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Other income, net	$9,884	$395	$9,489	2402%
Percentage of total revenues	28%	1%

Other income, net changed by $9.5 million, or 2402%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The change was primarily a result of a $10.8 million gain from the Broadspire settlement as discussed in the "Recent Developments" section herein. The $15 million settlement payment, less fees for legal services paid to the legal counsel to the Company, and other legal costs, resulted in a net cash payment to us in the amount of $10.3 million and recognition of other income in the amount of $10.8 million. Additionally, this change could be partially attributed to the $1.3 million gain from settlements with various vendors as well as a $0.5 million gain from the settlement with iHeartMedia. This change is partially offset by the $2.9 million loss from the Green St. Lease termination. Please refer to Note 11 - Leases to our consolidated financial statement included in this document for additional details.

Income Tax Expense (Benefit)

	Six Months Ended June 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Income tax expense (benefit)	$39	$(379)	$418	(110)%
Percentage of total revenues	0%	(1)%

For the six months ended June 30, 2024, we had income tax expense of $39.0 thousand, as compared to an income tax benefit of $0.4 million for the six months ended June 30, 2023. Any changes in our income tax benefit are primarily attributable to our international operations.

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

	Six Months Ended June 30,
(In thousands)	2024	2023
Gross Booking Value	$97,933	$85,475

For the six months ended June 30, 2024, GBV amounted to $97.9 million, an increase of $12.5 million, or 15%, from the same period in the year prior, primarily attributable to the $16.4 million of incremental GBV arising from the 2023 Business Combination and improvements in revenue management, which generated higher GBV per Trip, partially offset by the temporary reduction in revenue driven by the launch of our Getaround TrustScore, which reduced rented hours and correspondingly reduced GBV generated by lower trust, higher risk guests, as discussed under Total Revenues above, as well as the suspension of operations in New York State.

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

	Six Months Ended June 30,
(In thousands)	2024	2023
Trips	437	453

For the six months ended June 30, 2024, we facilitated 437 thousand Trips, an decrease of sixteen thousand or 4% from the 453 thousand Trips during the same period in the year prior. The overall decrease in Trips is largely attributable to the suspension of operations in New York State.

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

The following tables present a reconciliation of NMV from the most comparable GAAP measure, Service Revenues, for the periods presented:

	Six Months Ended June 30,
(In thousands)	2024	2023
Service Revenues	$35,113	$29,423
Plus: EU insurance share(1)	11,577	10,390
Net Marketplace Value	$46,690	$39,813

(1)
Represents the amount of insurance fees charged through the Getaround platform in Europe that are not recognized as revenue.

For the six months ended June 30, 2024, NMV amounted to $46.7 million, an increase of $6.9 million, or 17%, from the $39.8 million for the year prior. The change was primarily driven by a $1.2 million increase in the sale of European insurance and a $5.7 million increase in Service revenue, discussed elsewhere in this analysis.

Contribution Profit and Contribution Margin

Contribution Profit is defined as our Net revenue adjusted for variable operating expenses, which consist of cost of revenue, trip support costs, bad debt expense, and other operations and support costs. We define Contribution margin as Contribution profit divided by Net revenue recognized during the period presented. We believe these measures are leading indicators of our ability to achieve profitability and sustain or increase it over time.

The following tables present a reconciliation of Contribution Profit from the most comparable GAAP measure, Net revenue, for the periods presented:

	Six Months Ended June 30,
(In thousands, except percentages)	2024	2023
Net revenue	$35,740	$30,141
Variable operating expenses	(27,710)	(27,475)
Contribution profit	$8,030	$2,666

Contribution margin	22%	9%

For the six months ended June 30, 2024, Contribution profit increased by $5.4 million, an increase of 201%, from the prior year. The change is attributable to a $5.6 million increase in Net revenue, partially offset by a $0.2 million increase in variable operating expenses.

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

The following tables present a reconciliation of Trip Contribution Profit from the most comparable GAAP measure, gross profit from Service revenue, for the periods presented:

	Six Months Ended June 30,
(In thousands, except percentages)	2024	2023
Gross profit from service revenue	$30,040	$24,592
Gross margin from service revenue	86%	84%

Plus: Cost of Service revenue, amortization and depreciation	1,506	1,756
Less: Trip support costs	(15,077)	(13,584)

Trip Contribution Profit	16,469	12,764
Trip Contribution Margin	47%	43%

Our gross profit from Service revenue is calculated as follows:

	Six Months Ended June 30,
(In thousands, except percentages)	2024	2023
Service revenue	$35,113	$29,423
Less: Cost of Service revenue, net of amortization and depreciation	(3,567)	(3,075)
Less: Cost of Service revenue, amortization and depreciation	(1,506)	(1,756)

Gross profit from Service revenue	$30,040	$24,592
Gross margin from Service revenue	86%	84%

For the six months ended June 30, 2024, Trip contribution profit amounted to $16.5 million, an increase of $3.7 million, or 29%, from the year prior. The change is attributable to a $5.5 million increase in gross profit from Service revenue partially offset by $1.5 million net increase in Trip support costs and $0.3 million increase in cost of Service revenue primarily driven by incremental cost of operations arising from the 2023 Business Combination. The increase in Trip support costs was partially offset by the beneficial impact of Getaround TrustScore.

For the six months ended June 30, 2024, our Trip Contribution Margin was 47%, an increase from our Trip Contribution Margin of 43% in the same period of the year prior. The reduction in our Trip Contribution Margin is largely attributable to an increase in Trip support costs and an increase in Cost of Service revenue discussed above.

Adjusted EBITDA

We define Adjusted EBITDA as net income adjusted for: (i) fair value adjustment of instruments carried at fair value; (ii) interest income (expense) and other income (expense); (iii) income tax provision; (iv) depreciation and amortization; (v) stock-based compensation expense; (vi) contingent compensation; and (vii) certain expenses determined to be incurred outside of the regular course of business which includes: one-time expenses related to the shutdown of the Green St. Office, legal fees to raise capital, certain legal settlements and business combination-related legal fees, and investments in preparation of going public, initial implementation projects and transaction costs associated with proposed business combinations that are not subject to deferral. Adjusted EBITDA is a key performance measure that we use to assess operating performance and operating leverage of our business. As Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. Accordingly, we believe that Adjusted EBITDA provides useful to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. The items excluded from our Adjusted EBITDA calculation are either non-cash in nature, or not driven by core results of recurring operations and therefore not predictable or recurring, rendering comparisons with prior periods and competitors less meaningful.

The following tables present a reconciliation of Adjusted EBITDA from the most comparable GAAP measure, Net Loss, for the periods presented:

	Six Months Ended June 30,
(In thousands)	2024	2023
Net Loss	$(42,990)	$(53,068)
Plus: warrant liability, convertible promissory note and note payable fair value adjustment	6,031	(849)
Plus: interest and other income (expense), net	(9,734)	(679)
Minus: income tax provision	39	(379)
Plus: depreciation and amortization	6,645	5,779
Plus: stock-based compensation	7,411	6,405
Plus: expense not incurred in the regular course of business	5,903	582
Adjusted EBITDA	(26,695)	(42,209)

For the six months ended June 30, 2024, Adjusted EBITDA was a loss of $26.7 million, a favorable change by $15.5 million, or 37%, from the loss of $42.2 million from the same period in the year prior, driven primarily by a reduction in marketing and operations and support expenses as well as the $2.9 million loss related to the Green St. Lease termination.

Liquidity and Capital Resources

Our principal sources of liquidity have historically consisted of cash generated from our financing activities. As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents of $30.9 million. Cash and cash equivalents consisted of institutional money market funds, and similar instruments that have an original maturity date of less than six months and are readily convertible into known amounts of cash. Restricted cash consists of letters of credit collateralizing lease agreements.

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

We have incurred cumulative losses from inception through June 30, 2024 and expect to incur additional losses for the foreseeable future. Our ability to fund our operations and capital expenditures beyond our current cash, cash equivalents and marketable securities resources will depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to develop and promote our platform, as well as to grow our marketplace globally. Our future capital requirements depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges, or unforeseen circumstances, or for other reasons. As a result, if our current cash runway is insufficient for us to be able to achieve or maintain positive cash flow, we will be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after the date the financial statements are issued.

Cash Flows

The following table presents the summary cash flow information for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(24,518)	$(28,614)
Investing activities	(909)	(10,547)
Financing activities	41,080	(650)
Net (decrease) increase in cash	15,653	(39,811)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(417)	175
Net change in cash, cash equivalents and restricted cash and cash equivalents	$15,236	$(39,636)

Operating Activities

During the six months ended June 30, 2024 and 2023, cash flows used in operating activities were $24.5 million and $28.6 million, respectively. Comparability of operating cash flows between comparable periods was impacted by changes in working capital primarily driven by following factors: (i) sales volumes and timing of collections, (ii) volume of purchases and timing of payments, and (iii) fluctuations in liability from obligation to remit insurance fees collected on behalf of an insurance company in Europe due to the timing of payments.

Investing Activities

During the six months ended June 30, 2024, cash flows used in investing activities amounted to $0.9 million, consisting of investments in software development.

Net cash used in investing activities during the six months ended June 30, 2023 amounted to $10.5 million, consisting of $0.5 million in purchases of property and equipment, $2.2 million of investments in software development, and $7.8 million related to the acquisition of Hyrecar.

Financing Activities

Net cash provided by financing activities was $41.1 million during the six months ended June 30, 2024, consisting entirely of the proceeds from the issuance of the Mudrick Super Priority Note.

Net cash used in financing activities was $0.7 million during the six months ended June 30, 2023, consisting of repayment of PGE Loan.

Contractual Obligations and Commitment

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Below is a table that shows our contractual obligations as of June 30, 2024:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long Term Debt(1)	$241,043	$2,418	$63,625	$175,000	$—
Operating Lease(2)	1,639	149	596	596	298
Total Contractual Obligations	$242,682	$2,567	$64,221	$175,596	$298

(1)
Refer to Note 10 - Notes Payable of this report for further details regarding our long-term debt obligations. Amounts included are exclusive of accrued interest.
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

We deem our critical accounting policies and estimates to be as follows: Business combination accounting under ASC 805 – Business Combination (see Note 1 - Nature of Business and Basis of Presentation); Revenue Recognition under ASC 606 - Revenue from contracts with customers; Stock-Based Compensation under ASC 718 - Compensation—Stock Compensation; Costs and expenses; and Goodwill and other intangible assets under ASC 350 Intangibles—Goodwill and Other. For a description of our significant accounting policies and estimates, see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report.

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

Company Valuation and Fair Value Calculation of Common Stock Warrant Liability, Convertible Promissory Notes, and Certain Notes Payable

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

The significant unobservable inputs into the valuation model used to estimate the fair value of the common stock warrants include:

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

In determining the fair value of the Mudrick Convertible Notes and Mudrick Super Priority Note Payable, the Company used a market-based approach. The valuation method utilized a negotiated discount rate and a market yield rate which are unobservable inputs.

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

Item 4. Controls and Procedures

Our management, with our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, because of the material weaknesses in our internal control over financial reporting described in Part II, Item 9A in our Annual Report.

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

Except as set forth below, there have been no material changes to the Risk Factors described in Part I. Item 1A of our Annual Report.

There is substantial doubt about our ability to continue as a going concern based on our cash and cash equivalents as of June 30, 2024. We will need to raise additional funding, which may not be available on acceptable terms, if at all, to continue as a going concern. Failure to obtain capital when needed may require us to curtail or cease our operations.

Our consolidated financial statements were prepared under the assumption that we will continue as a going concern. As of June 30, 2024, we had $30.9 million in unrestricted cash and cash equivalents available to fund future operations. We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to develop and promote our platform, as well as to grow our user base through new markets. We estimate that our existing cash resources will not be sufficient to fund our operations for at least 12 months from the issuance date of the financial statements included elsewhere in this report. Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures and increase revenues. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report dated March 28, 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2023.

If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or part of their investment. When we seek additional financing to fund our business activities as a result of the substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Our common stock trades on the OTC Markets Group platform and there can be no assurance it will trade on the NYSE again.

Effective July 10, 2024, NYSE suspended trading in our common stock and started the process to delist our common stock from the NYSE because we did not comply with Section 802.01B of the NYSE Listed Company Manual, which requires listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15,000,000. Since July 10, 2024, our common stock has been quoted on the OTC Pink Market under the ticker symbol “GETR.” The OTC Markets Group platform is generally considered less efficient than the NYSE. Quotation of our common stock on the OTC Markets Group platform may reduce the liquidity of our securities, limit the number of investors who trade in our securities, result in a lower stock price and larger spread in the bid and ask prices for shares of our common stock and could have an adverse effect on us. Additionally, we may become subject to the SEC rules that affect “penny stocks,” which are stocks below $5.00 per share that are not listed or quoted on a principal exchange such as the NYSE. These SEC rules would make it more difficult for brokers to find buyers for our securities and could lower the net sales prices that our stockholders are able to obtain. If our price of common stock remains low, we may not be able to raise equity capital.

In addition, Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that sell penny stocks to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. Moreover, investors may be less interested in purchasing low-priced securities because the brokerage commissions, as a percentage of the total transaction value, tend to be higher for such securities, and some investment funds will not invest in low-priced securities (other than those which focus on small-capitalization companies or low-priced securities).

On July 23, 2024, we submitted a request for a review of the NYSE’s determination to suspend trading in our common stock and commence the process for delisting our common stock from the NYSE. To this end, on July 9, 2024, we announced that we received a written notice that Mudrick Capital Management intended to convert a minimum of $10 million of its Convertible Notes at an as-adjusted conversion price of $0.25 per share within 45 days after our annual meeting to be held on July 31, 2024, subject to stockholder approval of the proposals at the annual meeting. The primary intent of the proposed conversion is to increase our global market capitalization. Despite these efforts, there can be no assurance that we will be successful in our appeal or that we will ever be able to resume the trading our common stock on the NYSE or regain and maintain compliance with the NYSE continued listing standards for the listing of our common stock on the NYSE. Prior to the suspension of trading in our common stock on the NYSE, the NYSE notified us that we were not in compliance with the following listing requirements:

•
Sections 302 and 303A of the NYSE Listed Company Manual due to our failure to timely hold an annual meeting of stockholders;
•
the minimum share price criteria of Section 802.01C of the NYSE Listed Company Manual because the average closing price for our common stock had fallen below $1.00 per share for 30 consecutive trading days; and
•
Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our last reported stockholders’ equity was less than $50 million.

As communicated with NYSE, we intend to cure the failures outlined in the first two bullets by convening our annual meeting of stockholders on July 31, 2024, and, subject to stockholder approval at the meeting, effecting a reverse stock split, which we expect will increase the per share trading price of our common stock in order to meet NYSE’s minimum share price criteria. With regard to the issue outlined in the last bullet, on June 27, 2023, NYSE accepted our plan to regain compliance with Section 802.01B of the NYSE Listed Company Manual by September 2024, and we remain subject to quarterly monitoring for compliance with the plan during the 18-month cure period. Notwithstanding these proposed actions, if we fail to regain or maintain compliance with the NYSE Listed Company Manual, or if we fail to meet material aspects of the compliance plan during the applicable cure period, the NYSE may delist our common stock for one or all of these reasons in addition to the most recent failure to comply with Section 802.01B of the NYSE Listed Company Manual, which recently caused trading in our common stock to be suspended on the NYSE, as described above.

Our common stock and public warrants are quoted on the OTC Pink Market, but a market may not develop for these securities.

As described above, on July 9, 2024, we received notice that NYSE had suspended trading of our common stock on the NYSE effective immediately and started the process to delist our common stock from the NYSE. Our common stock resumed trading on the OTC Markets Group platform under its ticker symbol “GETR” on July 10, 2024. Our public warrants previously were listed on NYSE under the symbol “GETR WS.” On November 28, 2023, the NYSE halted trading in our public warrants due to the low trading price of the warrants and removed the public warrants from listing and registration on NYSE effective as of December 26, 2023. The public warrants are now quoted on the OTC Pink Market under the symbol “GETRW.” The over-the-counter market is a significantly more limited market than NYSE due to factors such as the reduced number of investors that will consider investing in securities traded over the counter, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result of the foregoing, holders of our securities may find it difficult to resell their securities at prices quoted in the market or at all. You may be unable to sell our securities unless a market for such securities can be established or sustained.

Our current cash runway is insufficient for us to be able to achieve or maintain positive cash flow and there is substantial doubt about our ability to continue as a going concern. As such, we will require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.

There is substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance date of the financial statements included elsewhere in this report and we expect our expenditures to continue to be significant in the foreseeable future as we implement our operating plans under new leadership, and that our level of expenditures will be significantly affected by the growth of supply and demand for shared vehicles in our marketplace. Additionally, the fact that we have a limited operating history at our current scale and as an international company means that our business model has not yet been fully proven. As a result, our future capital requirements may be uncertain and actual capital requirements may be different from those currently anticipated. We will need to seek equity or debt financing to finance a portion of our capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.

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

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

Item 6. Exhibits.

Exhibit No.	Description

10.1

Second Amended and Restated Incremental Super Priority Note Subscription Agreement, dated as of April 29, 2024, by and between Getaround, Inc., the Guarantors party thereto and Mudrick Capital Management L.P., on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by Mudrick Capital Management L.P.(incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40152), filed with the SEC on May 1, 2024).

10.1(a)

Form of Fifth Amended and Restated Super Priority Secured Promissory Note due August 7, 2026 (incorporated by reference to Exhibit 10.1(a) of the Registrant’s Current Report on Form 8-K (File No. 001-40152), filed with the SEC on May 1, 2024).

10.2	Termination of Lease Agreement, dated May 22, 2024, by and between Getaround, Inc. and Green Front LLC.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of Getaround, Inc. for the quarter ended June 30, 2024, formatted in inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Deficit, (iv) Unaudited Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GETAROUND, INC.

Date: August 13, 2024	/s/ Eduardo Iniguez
Name: Eduardo Iniguez
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	/s/ Patricia Huerta
Name: Patricia Huerta
Title: Interim Chief Financial Officer (Principal Financial Officer)