Form 10-Q
period 2024-09-30
Getaround, Inc
filed 2024-11-14
CIK 1839608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, the registrant had 97,197,681 shares of common stock, $0.0001 par value per share, outstanding.

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

Getaround, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$30,797	$15,624
Accounts receivable, net	728	853
Prepaid expenses and other current assets	7,811	10,131
Total Current Assets	$39,336	$26,608
Property and equipment, net	1,528	8,504
Operating lease right-of-use assets, net	1,281	12,162
Goodwill	96,984	95,869
Intangible assets, net	6,826	13,358
Other assets	7,360	4,635
Total Assets	$153,315	$161,136
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$6,408	$15,552
Accrued host payments and insurance fees	14,257	13,192
Operating lease liabilities, current	194	2,268
Notes payable, current ($0 and $18,568 measured at fair value, respectively)	1,583	19,904
Other accrued liabilities	43,401	48,107
Deferred revenue	1,024	684
Total Current Liabilities	$66,867	$99,707
Notes payable ($70,970 and $0 measured at fair value, respectively)	73,764	2,122
Convertible notes payable ($44,760 and $40,370 measured at fair value, respectively)	44,760	40,469
Operating lease liabilities (net of current portion)	1,087	15,487
Deferred tax liabilities	274	212
Warrant liability	15	20
Total Liabilities	$186,767	$158,017
Commitments and contingencies (Note 12)
Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 97,120,623 and 92,827,281 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$10	$9
Additional paid-in capital	870,179	859,163
Stockholder notes	(8,284)	(8,284)
Accumulated deficit	(934,469)	(875,955)
Accumulated other comprehensive income	39,112	28,186
Total Stockholders’ Equity (Deficit)	$(33,452)	$3,119
Total Liabilities and Stockholders’ Equity	$153,315	$161,136

See accompanying notes to condensed consolidated financial statements.

Getaround, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service revenue	$22,122	$23,387	$57,235	$52,810
Lease revenue	265	412	892	1,129
Total Revenues	$22,387	$23,799	$58,127	$53,939

Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Service	$1,719	$1,920	$5,295	$4,995
Lease	9	32	63	107
Sales and marketing	5,197	4,118	14,165	15,486
Operations and support	15,255	16,874	42,545	45,000
Technology and product development	3,686	4,156	12,097	12,286
General and administrative	11,103	11,662	38,553	40,224
Depreciation and amortization	1,911	4,135	8,556	9,914
Total Operating Expenses	$38,880	$42,897	$121,274	$128,012
Loss from Operations	$(16,493)	$(19,098)	$(63,147)	$(74,073)
Other Income (Expense)
Convertible promissory note and note payable fair value adjustment	708	(8,686)	(5,314)	(8,010)
Warrant liability fair value adjustment	14	36	5	209
Interest income (expense), net	(30)	222	(180)	506
Other income (expense), net	284	(64)	10,168	331
Total Other Income (Expense)	$976	$(8,492)	$4,679	$(6,964)
Loss before Benefit for Income Taxes	$(15,517)	$(27,590)	$(58,468)	$(81,037)
Income Tax Expense (Benefit)	7	(244)	46	(623)
Net Loss	$(15,524)	$(27,346)	$(58,514)	$(80,414)
Change in fair value of the convertible instrument liability	8,542	15,628	9,703	15,628
Foreign Currency Translation (Loss) Gain	3,841	(2,111)	1,223	(1,876)
Comprehensive Loss	$(3,141)	$(13,829)	$(47,588)	$(66,662)

Net Loss Per Share Attributable to Stockholders (Note 16):
Basic	$(0.15)	$(0.29)	$(0.59)	$(0.87)
Diluted	$(0.15)	$(0.29)	$(0.59)	$(0.87)
Weighted average shares outstanding (Basic and Diluted)	100,475,081	93,204,630	98,497,942	92,707,994

See accompanying notes to condensed consolidated financial statements

Getaround, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

(in thousands, except share data)

	Stockholders’ Equity
	Common Stock			Additional		Accumulated Other	Total
	Shares	Amount	Stockholder Notes	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance, December 31, 2022	92,085,974	$9	$(8,284)	$845,888	$(762,009)	$(6,104)	$69,500
Stock-based compensation	—	—	—	9,953	—	—	9,953
RSU Vested	232,235	—	—	—	—	—	—
Issuance to bridge investors	86,300	—	—	48	—	—	48
Issuance of common stock for iHM Prepaid Aid	536,666	—	—	370	—	—	370
Issuance of warrants in connection with Mudrick Convertible Promissory notes	—	—	—	280	—	—	280
Foreign currency translation loss	—	—	—	—	—	(1,876)	(1,876)
Change in fair value of the convertible instrument liability	—	—	—	—	—	15,628	15,628
Net loss	—	—	—	—	(80,414)	—	(80,414)
Balance, September 30, 2023	92,941,175	$9	$(8,284)	$856,539	$(842,423)	$7,648	$13,489

	Stockholders’ Equity
	Common Stock			Additional		Accumulated Other	Total
	Shares	Amount	Stockholder Notes	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance, June 30, 2023	92,127,253	$9	$(8,284)	$852,944	$(815,077)	$(5,869)	$23,723
Stock-based compensation	—	—	—	3,547	—	—	3,547
RSU Vested	190,956	—	—	—	—	—	—
Issuance to bridge investors	86,300	—	—	48	—	—	48
Issuance of common stock for iHM prepaid ad	536,666	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	(2,111)	(2,111)
Change in fair value of the convertible instrument liability	—	—	—	—	—	15,628	15,628
Net loss	—	—	—	—	(27,346)	—	(27,346)
Balance, September 30, 2023	92,941,175	$9	$(8,284)	$856,539	$(842,423)	$7,648	$13,489

See accompanying notes to condensed consolidated financial statements.

Getaround, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

(in thousands, except share data)

	Stockholders’ Equity (Deficit)
	Common Stock				Additional		Accumulated Other	Total
	Shares	Amount	Stockholder Notes		Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity (Deficit)
Balance, December 31, 2023	92,827,281	$9	$(8,284)		$859,163	$(875,955)	$28,186	$3,119
Stock-based compensation	—	—	—		11,016	—	—	11,016
RSUs vested	4,293,342	1	—		—	—	—	1
Foreign currency translation loss	—	—	—		—	—	1,223	1,223
Change in fair value of the convertible instrument liability	—	—	—		—	—	9,703	9,703
Net loss	—	—	—	—	—	(58,514)	—	(58,514)
Balance, September 30, 2024	97,120,623	$10	$(8,284)		$870,179	$(934,469)	$39,112	$(33,452)

	Stockholders’ Deficit
	Common Stock				Additional		Accumulated Other	Total
	Shares	Amount	Stockholder Notes		Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Deficit
Balance, June 30, 2024	96,660,499	$10	$(8,284)		$866,574	$(918,945)	$26,729	$(33,916)
Stock-based compensation	—	—	—		3,605	—	—	3,605
RSU Vested	460,124	—	—		—	—	—	—
Foreign currency translation loss	—	—	—		—	—	3,841	3,841
Change in fair value of the convertible instrument liability	—	—	—		—	—	8,542	8,542
Net loss	—	—	—	—	—	(15,524)	—	(15,524)
Balance, September 30, 2024	97,120,623	$10	$(8,284)		$870,179	$(934,469)	$39,112	$(33,452)

See accompanying notes to condensed consolidated financial statements.

Getaround, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash Flows from Operating Activities
Net loss	$(58,514)	$(80,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,556	9,914
Provision for bad debts	3,298	5,250
Stock-based compensation	11,016	9,953
Compensation expense related to shareholder settlement	—	48
Gain on extinguishment of debt	(99)	(285)
Change in fair value – convertible instrument liability	14,084	7,765
Change in fair value – warrant liability	(5)	(209)
Change in fair value – note payable	(8,770)	245
Change in fair value – prepaid ad inventory	51	91
Non-cash interest expense	22	53
Non-cash lease expense	613	851
Gain from disposal of property and equipment	(6)	(21)
Loss on lease termination	2,856	—
Loss from foreign currency remeasurement	406	43
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,170)	(5,441)
Prepaid expenses and other current assets	2,139	935
Operating leases liabilities	(2,042)	(1,418)
Other assets	(2,656)	(1,386)
Accounts payable	(9,175)	8,917
Accrued host payments and insurance fees	847	3,717
Accrued expenses and other liabilities	(4,662)	(2,226)
Deferred taxes	60	(663)
Deferred revenue	323	318
Net Cash Used in Operating Activities	$(44,828)	$(43,963)
Cash Flows from Investing Activities
Purchases of property and equipment	$(115)	$(791)
Capitalized software	(881)	(3,292)
Proceeds from sale of property and equipment	31	111
Acquisition of Hyrecar, net of cash acquired	—	(7,826)
Net Cash Used in Investing Activities	$(965)	$(11,798)
Cash Flows from Financing Activities
Proceeds from issuance of Mudrick Bridge Note, net of issuance costs	—	$2,988
Proceeds from issuance of Mudrick Super Priority Note, net of issuance costs	$61,172	11,660
Repayment of PGE loan	—	(856)
Repayment of Promissory Note	(229)	—
Net Cash Provided by (Used in) Financing Activities	$60,943	$13,792
Effect of Foreign Currency Translation on Cash	22	(161)
Net change in cash and cash equivalents and restricted cash and cash equivalents	15,172	(42,130)
Cash and Cash Equivalents and Restricted Cash, beginning of period	15,625	67,894
Cash and Cash Equivalents and Restricted Cash, end of period	$30,797	$25,764

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Supplemental Schedule of Cash Flow Information
Non-cash investing and financing activities:
Issuance of Mudrick Super Priority Bridge Note to repay Mudrick Bridge Note	—	3,041
Mudrick Bridge Note repayment of principal and accrued but unpaid interest	—	(3,041)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

	As of September 30, 2024	As of September 30, 2023
Cash and cash equivalents	$30,797	$22,164
Restricted cash included in current assets	—	3,600
Total Cash, Cash Equivalents and Restricted Cash at the End of Period	$30,797	$25,764

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

On December 8, 2022, InterPrivate II completed the business combination (“2022 Business Combination”) pursuant to the merger agreement dated May 11, 2022 (as amended, the “Merger Agreement”), by and among, InterPrivate II, TMPST Merger Sub I Inc., a Delaware corporation and wholly owned subsidiary of InterPrivate II (“First Merger Sub”), TMPST Merger Sub II LLC, a Delaware limited liability company and wholly owned subsidiary of InterPrivate II (“Second Merger Sub”) and Getaround, Inc., a Delaware corporation (“Legacy Getaround”). Pursuant to the terms of the Merger Agreement, a business combination between InterPrivate II and Legacy Getaround was effected through the merger of First Merger Sub and Legacy Getaround, with Legacy Getaround emerging as the surviving company, followed by a merger between Legacy Getaround and Second Merger Sub, with Second Merger Sub emerging as the surviving company as a wholly owned subsidiary of InterPrivate II. In connection with the finalization of the 2022 Business Combination, InterPrivate II changed its name to Getaround, Inc. (“Getaround” or the “Company”) and Second Merger Sub changed its name to Getaround Operations LLC.

The Company, through its wholly owned subsidiary Getaround Operations LLC, is an online car rental service company operating on a remote work basis with its employees, and a principal place of business in Oakland, California. The Company provides peer-to-peer car‑sharing service powered by its proprietary technology, which allows car owners to earn income sharing their cars with pre-qualified drivers on the Company’s network. As of September 30, 2024, the Company operated globally in major U.S. cities and certain European markets, including France and Norway.

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

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since its inception and had net loss of $15.5 million and $58.5 million for the three and nine months ended September 30, 2024, respectively, and $27.3 million and $80.4 million for the three and nine months ended September 30, 2023, respectively. The Company expects operating losses and negative cash flows to continue for the foreseeable future as it continues to develop and promote its platform, as well as to grow its user base through new markets.

Getaround, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2024 and December 31, 2023, the Company had $30.8 million and $15.6 million, respectively, in unrestricted cash and cash equivalents available to fund future operations. The Company’s capital requirements will depend on many factors and the Company may need to use available capital resources and/or raise additional capital earlier than currently anticipated and will be required in the foreseeable future in order for the Company to continue as a going concern. When the Company pursues additional debt and/or equity financing, there can be no assurance that such financing will be available on terms commercially acceptable to the Company.

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

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). The ASU requires public entities to disclose information about their reportable segments’ significant expenses. Public entities with a single reportable segment are required to apply the disclosure requirements, as well as all existing segment disclosures and reconciliation requirements in ASC 280. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, on a retrospective basis with early adoption permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted.

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

3. Business Combination

On May 16, 2023, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with HyreCar Inc., a Delaware corporation (the “Seller”). The Seller is a national carsharing marketplace for ridesharing, food, and package delivery via its proprietary technology platform. The Company has established a leading presence in Mobility as a Service through individual vehicle owners, dealers and rental agencies that wish to participate in new mobility trends. Pursuant to the Asset Purchase Agreement, the Company has acquired substantially all of the assets owned, controlled or used by the Seller related to the operation of its peer-to-peer car sharing business and certain of the Seller’s liabilities (the “Assumed Liabilities”), as such terms are defined in the Asset Purchase Agreement, for an aggregate purchase price of $8.13 million, comprised of cash and certain credits for the Assumed Liabilities in this transaction ("the 2023 Business Combination").

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

Nine months ended September 30, 2023
Total revenue	$68,916
Net loss	$(89,281)

4. Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes payable, convertible promissory notes, and warrant liability. The recorded carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The balances outstanding under the notes payable agreements are considered to approximate their estimated fair values as the interest rates approximate market rates.

Assets and liabilities recognized at fair value on a recurring basis in the consolidated balance sheets consist of cash and cash equivalents, convertible promissory notes, certain notes payable, and warrant liability. These items are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Getaround, Inc.

Notes to Consolidated Financial Statements

The following tables summarize the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument (in thousands):

	Fair Value Measurement
September 30, 2024	Level 1	Level 2	Level 3
Assets:
Money market account	$1,060	$—	$—
Liabilities:
Warrant liability	$—	$—	$(15)
Mudrick convertible notes	—	—	(44,760)
Super priority note payable	—	—	(70,970)
	$—	$—	$(115,745)

	Fair Value Measurement
December 31, 2023	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$—	$—	$(20)
Mudrick convertible notes	—	—	(40,370)
Super priority note payable	—	—	(18,568)
	$—	$—	$(58,958)

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

The fair value of the warrant liability, as of September 30, 2024 was estimated using a Monte Carlo simulation model. The significant unobservable inputs for the Monte Carlo model include the stock price, exercise price, risk-free rate of return, time to expiration, and the volatility. An increase or decrease in the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

The Company calculated the estimated fair value of the private warrants as of September 30, 2024 and December 31, 2023, respectively, using the following assumptions:

September 30, 2024
Stock price	$0.06
Exercise price	$11.50
Risk-free interest rate	3.55%
Time to expiration (years)	3.19
Expected volatility	120.91%
Fair value per warrant	$0.003

December 31, 2023
Stock price	$0.24
Exercise price	$11.50
Risk-free interest rate	3.89%
Time to expiration (years)	3.94
Expected volatility	77.15%
Fair value per warrant	$0.004

Getaround, Inc.

Notes to Consolidated Financial Statements

The following table presents changes in the Level 3 liabilities measured at fair value for the periods indicated (in thousands):

	Private Warrants
	September 30, 2024	December 31, 2023
Balance (beginning of period)	$20	$247
Additions	—	—
Fair value measurement adjustments	(5)	(227)
Exercised	—	—
Balance (end of period)	$15	$20

During the nine months ended September 30, 2024 and year ended December 31, 2023, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities that are measured at fair value.

Mudrick Convertible Notes and Mudrick Super Priority Note

The Company measures its convertible promissory notes and the Mudrick Super Priority Note at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value of the convertible promissory notes related to updated assumptions and estimates were recognized as a convertible promissory note fair value adjustment within the consolidated statements of operations and comprehensive loss.

In determining the fair value of the Mudrick Convertible Notes and the Mudrick Super Priority Note as of September 30, 2024, the Company used a market-based approach. The valuation method utilized a negotiated discount rate and a market yield rate which are unobservable inputs.

An increase or decrease in any of the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

The Company calculated the estimated fair value of the Mudrick Convertible Notes and Mudrick Super Priority Note as of September 30, 2024 and December 31, 2023, respectively, using the following assumptions:

	September 30, 2024	December 31, 2023
	Mudrick Convertible Note
Issuance date	12/8/2022	12/8/2022
Maturity date	12/8/2027	12/8/2027
Interest rate (PIK)	9.50%	10.00%
Expected volatility factor	70.50%	92.60%
Risk-free interest rate	3.60%	3.90%
Estimated market yield	50.00%	50.00%

	September 30, 2024	December 31, 2023
	Mudrick Super Priority Note
Inception date	12/11/2023	12/11/2023
Maturity date	8/7/2026	8/7/2024
Interest rate	15.00%	15.00%
Estimated market yield	30.00%	30.00%
Discount period (years)	1.85	0.60
Discount factor	0.58	0.84

Getaround, Inc.

Notes to Consolidated Financial Statements

The following table presents changes in the Level 3 convertible promissory notes and Mudrick Super Priority Note measured at fair value for the periods indicated (in thousands):

	September 30, 2024
	Mudrick Convertible Notes	Mudrick Super Priority Note
Balance (beginning of period)	$40,370	$18,568
Additions	—	61,172
Fair value measurement adjustments	4,390	(8,770)
Balance (end of period)	$44,760	$70,970

5. Revenue

The following table presents the Company’s revenues disaggregated by geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service revenue:
United States	$12,386	$14,200	$34,967	$32,307
Europe	9,736	9,187	22,268	20,503
Total service revenue	22,122	23,387	57,235	52,810

Lease revenue:
United States	$40	$217	$248	$647
Europe	225	195	644	482
Total lease revenue	265	412	892	1,129
Total Revenue	$22,387	$23,799	$58,127	$53,939

Contract Balances

Contract assets include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. The contract assets are reclassified to receivables when the rights become unconditional. The Company’s contract assets as of September 30, 2024 and December 31, 2023 in the amount of $0.4 million and $0.6 million, respectively, are included in prepaid expenses and other current assets on the consolidated balance sheets. The contract assets are typically invoiced within a month of recognition. The Company's contract assets as of both January 1, 2024 and 2023 amounted to $0.6 million.

Contract liabilities are recorded as deferred revenues and include payments received in advance of performance under the contract. Contract liabilities are realized when services are provided to the customer. Contract liabilities as of September 30, 2024 and December 31, 2023 in the amount of $1.0 million and $1.5 million, respectively, are reported as a component of current liabilities on the consolidated balance sheets. All opening amounts of the December 31, 2023 and 2022 contract liabilities were recognized during the periods ended September 30, 2024 and December 31, 2023, respectively. The Company's contract liabilities as of January 1, 2024 and 2023 amounted to $1.5 million and $0.7 million, respectively.

Getaround, Inc.

Notes to Consolidated Financial Statements

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Insurance	$3,693	$2,234
Rent	113	2,226
Sales tax	1,377	909
Subscriptions	932	779
Contract assets	447	619
Advertising services	—	261
Deposits, current	116	1,547
Compensation	11	119
Consulting	29	28
Other	1,093	1,409
Prepaid Expenses and Other Current Assets	$7,811	$10,131

7. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Vehicles and vehicle equipment	$3,470	$3,595
Computer equipment	1,002	998
Leasehold improvements	609	11,979
Office equipment and furniture	80	1,217
Less: accumulated depreciation and amortization	(3,633)	(9,285)
Property and Equipment, Net	$1,528	$8,504

Total depreciation expense for the three months ended September 30, 2024 and 2023 was $0.2 million and $0.6 million, respectively, and $1.2 million and $1.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Please refer to Note 11 - Leases for additional information regarding the leasehold improvements and fixed assets related to the Green St. Lease termination.

8. Goodwill and Other Intangible Assets, Net

Other Intangibles Assets, Net

The following is a summary of the components of intangible assets and the related amortization expense (in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining life (years)
Developed technology	$18,876	$(13,045)	$5,831	4.5
Customer relationships	40,269	(39,274)	995	1.2
Trade names	328	(328)	—	—
Total intangibles	$59,473	$(52,647)	$6,826

Getaround, Inc.

Notes to Consolidated Financial Statements

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining life (years)
Developed technology	$12,235	$(11,452)	$783	0.3
Customer relationships	39,921	(32,896)	7,025	0.9
Trade names	323	(323)	—	—
Capitalized software costs - WIP	5,550	—	5,550	N/A
Total intangibles	$58,029	$(44,671)	$13,358	0.8

For the three months ended September 30, 2024 and 2023, amortization expense amounted to $1.8 million and $3.5 million, respectively, and $7.4 million and $8.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Expected future amortization expense for intangible assets as of September 30, 2024 is as follows (in thousands):

Year ended December 31,
2024	$526
2025	2,088
2026	1,293
2027	1,293
Thereafter	1,626
Total	$6,826

Goodwill

The changes in the carrying amount of goodwill were as follows (in thousands):

	September 30, 2024	December 31, 2023
Beginning Balance	$95,869	$92,728
Foreign currency translation	1,115	2,323
Additions from acquisitions	—	818
Ending Balance	$96,984	$95,869

9. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Sales and other tax	$18,720	$18,279
Claims payable	12,975	19,235
Professional services	3,654	4,861
Compensation	5,199	2,175
Vehicle leases	165	361
Insurance	272	21
Other	2,416	3,175
Other Accrued Liabilities	$43,401	$48,107

Getaround, Inc.

Notes to Consolidated Financial Statements

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

The initial conversion rate of the Mudrick Convertible Notes was 86.96 shares of Getaround common stock per $1,000 principal amount of Mudrick Convertible Notes, which was equivalent to an initial conversion price of approximately $11.50 per share. The initial conversion price was subject to a downward adjustment to 115% of the average daily volume-weighted average trading price (“VWAP”) of Getaround common stock for the 90 trading days after the closing date, subject to a minimum conversion price of $9.21 per share. The conversion price is subject to further adjustments including adjustments in connection with certain issuances or deemed issuances of common stock at a price less than the then-effective conversion price, at any time prior to the close of business on the second scheduled trading day immediately before the maturity date of the Mudrick Convertible Notes. In connection with the issuance of the Mudrick Super Priority Note described below, pursuant to the second supplemental indenture dated as of August 19, 2024, the Company agreed to effectuate an adjustment to the conversion rate of the Mudrick Convertible Notes to 4,000 shares of common stock per $1,000 principal amount of the Mudrick Convertible Notes, which is equivalent to a conversion price of $0.25 per share.

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

Getaround, Inc.

Notes to Consolidated Financial Statements

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

Events of default for Mudrick Convertible Note

On June 23, 2023, July 7, 2023, and October 11, 2023 the Company received written notices from U.S. Bank Trust Company, National Association, in its capacity as trustee under the indenture governing the Mudrick Convertible Notes, for its failure to comply with the covenant of timely filing the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and its Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2023. As of December 31, 2023, all such events of default have been remediated.

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

On August 2, 2024, the Company notified NYSE that it determined to officially withdraw its request for a hearing. The Company's common stock was formally delisted from listing and registration on NYSE effective August 16, 2024.

The delisting from the NYSE constituted an Event of Default under the Mudrick Convertible Notes. On September 5, 2024, the Company and Mudrick entered into a forbearance agreement whereby Mudrick agrees to forbear on any rights and remedies available under the Mudrick Convertible Notes agreement in connection with the NYSE delisting.

The Company’s common stock and public warrants are now quoted on the OTCQB Venture Market under the symbols “GETR” and “GETRW,” respectively.

On August 23, 2023, September 6, 2023, and December 6, 2023, in lieu of acceleration of the repayment obligation as a result of an event of default for not timely filing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 and June 30, 2023, respectively, the Company elected to pay additional interest on the Mudrick Convertible Notes at a rate per annum equal to (a) one quarter of one percent (0.25%) of the principal amount for the first ninety (90) days during which the event of default continues, and, thereafter, (b) one half of one percent (0.50%) of the principal amount for the ninety first (91st) through the one hundred and eightieth (180th) day during which the event of default continues, provided, however, that in no event will any such special interest accrue on any day at a combined rate per annum that exceeds one half of one percent (0.50%). Following such elections, the Mudrick Convertible Notes will be subject to acceleration from, and including, the one hundred and eighty first (181st) calendar day on which such event of default has occurred and is continuing or if the Company fails to pay any accrued and unpaid special interest when due. Special interest will cease to accrue from, and including, the earlier of (x) the date such event of default is cured or waived and (y) such one hundred and eighty first (181st) calendar day. The Company has since cured all continuing reporting defaults by filing its delinquent Annual Report on Form 10-K for the fiscal year ended December 31, 2022 on November 16, 2023, and its delinquent Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023, respectively, on December 15, 2023.

The event of default with respect to the Mudrick Super Priority Note (as discussed below under “Event of default for Mudrick Super Priority Note”) constituted an Event of Default under the Mudrick Convertible Notes from February 26, 2024, to, but excluding, April

Getaround, Inc.

Notes to Consolidated Financial Statements

29, 2024, which resulted in the Company paying an additional 200 basis points in interest for that period. The additional interest was paid (in the form of added principal) on the June 15, 2024, interest payment date.

The Mudrick Convertible Notes are accounted for at fair value with changes in fair value being recognized under Convertible Promissory Note Fair Value Adjustment within the income statement (See Note 4 — Fair Value Measurements for a discussion of fair value accounting in connection with the Mudrick Convertible Notes).

The Company’s convertible notes payable balance was as follows (in thousands):

	September 30, 2024	December 31, 2023
iHeart Convertible Note	$—	$99
Mudrick Convertible Notes measured at fair value	44,760	40,370
Total Convertible Notes Payable	$44,760	$40,469

Notes Payable

Prêt Guaranty par l'État (“PGE”) Loan

In response to the COVID-19 Pandemic, the French Government enacted a State Guarantee Scheme for new loans granted by financial institutions to aid French businesses from the period of March 16, 2020 through December 31, 2020. In November 2020, the Company entered into loan agreements with three French lenders for a total of 4.5 million euros of notes payable, of which, 3.0 million euros of the notes were interest free with the remaining 1.5 million euros having a 2.25% fixed interest rate and a recurring annual payment of 0.3 million euros beginning September 2021 through September 2025. In January 2021, the payment terms of the 1.5 million euros loan were amended to have a recurring quarterly payment of 75.0 thousand euros beginning September 2021 through June 2026.

In July 2021, the Company amended the PGE loan terms to defer first payments on 3.0 million euros of the loan due November 2021 to November 2022. Specifically, a portion of the first payment was deferred such that the principal of 0.6 million euros is to be paid in monthly installments of 12.0 thousand euros beginning December 2022 through November 2026, subject to a 0.7% fixed interest rate. Additionally, as of October 2021, the portion of the first payment representing a principal of 2.4 million euros is to be paid in monthly installments of 49.0 thousand euros beginning November 2022 through November 2026, subject to a 1.44% fixed interest rate.

During December 2022, the Company recognized 51.0 thousand euros, an additional guarantee commission loan expense to the French Government paid by the French lenders on the Company’s behalf, increasing the amount owed by the Company to the French lenders.

In April 2024, the payment terms of the loans were further amended. Effective December 31, 2023, the recurring quarterly payment of 75 thousand euros under the 1.5 million euros loan were deferred to December 2024 through June 2027. Effective November 25, 2023, the recurring monthly installments of 12.0 thousand euros under the 0.6 million euros loan were deferred to November 2024 through November 2027. Effective December 13, 2023, the recurring monthly installments of 49.0 thousand euros under the 2.5 million euros loan were deferred to resume December 2024 through November 2027.

As of September 30, 2024, 0.9 million euros, or $1.0 million was classified within notes payable, current and the total remaining outstanding principal was 3.1 million euros, or $3.5 million. For the three and nine months ended September 30, 2024 and 2023, 27.7 thousand euros and 71.6 thousand euros, or $31.0 thousand and $80.2 thousand, and 10.4 thousand euros and 39.9 thousand euros, or $11.0 thousand and $42.2 thousand, of interest expense was recognized, respectively.

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

Getaround, Inc.

Notes to Consolidated Financial Statements

Mudrick Bridge Note

On August 7, 2023 the Company entered into a promissory note (the “Mudrick Bridge Note”) with Mudrick Capital Management L.P. for an aggregate principal amount of $3,000,000 to provide additional capital to the Company. The Mudrick Bridge Note had a maturity date of September 7, 2023 (the “Maturity Date”) with an interest rate of 15.00% per annum compounded daily. The Mudrick Bridge Note was unsecured. On September 7, 2023 the Mudrick Bridge Note was replaced with the Mudrick Super Priority Note.

Mudrick Super Priority Note

On September 8, 2023, the Company issued and sold to Mudrick Capital Management L.P. on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by Mudrick Capital Management L.P. or its affiliates (the “Purchaser”), a super priority note in an aggregate amount of $15,040,685 (as amended and restated from time to time, the “Mudrick Super Priority Note”). The Note accrued interest monthly beginning on October 15, 2023, at a rate of 15.00% per annum. Upon the occurrence, and during the continuation, of an Event of Default, an additional 2.00% will be added to the stated interest rate. The Super Priority Note was to mature on August 7, 2024, at which time the principal and accrued interest would become due, payable in cash, unless earlier redeemed or repurchased.

On December 11, 2023, the Company amended and restated the Mudrick Super Priority Note to reflect an increased aggregate principal amount of $18,635,500, which was comprised of the original $15,040,685 principal amount under the Mudrick Super Priority Note, $594,815 in accrued interest on the Mudrick Super Priority Note as of December 11, 2023, and an additional principal amount of $3,000,000 to provide additional capital to the Company (the "A&R Super Priority Note"). The A&R Super Priority Note accrued interest monthly, at a rate of 15.00% per annum.

On January 12, 2024, the Company and the Purchaser further amended and restated the Mudrick Super Priority Note to reflect an increased aggregate principal amount of $20,880,922, which was comprised of the original $18,635,500 amount under the A&R Super Priority Note, $245,422 in accrued interest as of January 12, 2024, and an additional principal amount of $2,000,000 to provide additional capital to the Company (the “Second Amended and Restated Super Priority Note” or “Second A&R Super Note”).

On January 19, 2024, the Company and the Purchaser further amended and restated the Mudrick Super Priority Note to reflect an increased aggregate principal amount of $23,941,032, which was comprised of the original $20,880,922 amount under the Second A&R Super Priority Note, $60,110 in accrued interest as of January 19, 2024, and an additional principal amount of $3,000,000 to provide additional capital to the Company (the “Third Amended and Restated Super Priority Note” or “Third A&R Super Note”).

On February 7, 2024, the Company and the Purchaser further amended and restated the Mudrick Super Priority Note to reflect an increased aggregate principal amount of $40,303,393, which is comprised of the original $23,941,032 amount under the Third A&R Super Priority Note, $189,940 in accrued interest as of February 7, 2024, and an additional principal amount of $16,172,421 to provide additional capital to the Company (the “Fourth Amended and Restated Super Priority Note” or “Fourth A&R Super Note”).

On April 29, 2024, the Company and the Purchaser further amended and restated the Mudrick Super Priority Note to reflect an increased aggregate principal amount of $61,677,504, which is comprised of the original $40,303,393 amount under the Fourth A&R Super Priority Note, $1,374,111 in accrued interest as of April 29, 2024, and an additional principal amount of $20,000,000, to provide additional capital to the Company (the “Fifth Amended and Restated Super Priority Note” or “Fifth A&R Super Note”).

On July 16, 2024, the Company and the Purchaser further amended and restated the Mudrick Super Priority Note to reflect an increased aggregate principal amount of $83,674,931, which is comprised of the original $61,677,504 amount under the Fifth A&R Super Priority Note, $1,997,427 in accrued interest as of July 16, 2024, and an additional principal amount of $20,000,000 to provide additional capital to the Company (the "Sixth Amended and Restated Super Priority Note" or “Sixth A&R Super Note”).

The Sixth A&R Super Note accrues interest monthly beginning on July 16, 2024, at a rate of 15.00% per annum, which interest rate, upon the occurrence, and during the continuation, of an Event of Default (as defined therein), will be increased by 2.00%. The Sixth A&R Super Note will mature on August 7, 2026, at which time 108% of the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased.

Getaround, Inc.

Notes to Consolidated Financial Statements

The Company’s notes payable balances were as follows (in thousands):

	September 30, 2024	December 31, 2023
PGE Loan	3,506	3,458
Green St. Lease Promissory Note	871	—
Mudrick Super Priority Note (at fair value)	70,970	18,568
Total Notes Payable	75,347	22,026
Less: short-term portion of PGE Loan	(1,033)	(1,336)
Less: short-term portion of Green St. Lease Promissory Note	(550)	—
Less: short-term portion of Mudrick Super Priority Note	—	(18,568)
Total Notes Payable, less current portion	$73,764	$2,122

The notes payable future principal payments as of September 30, 2024 are as follows (in thousands):

Year ending December 31,
2024	$257
2025	1,711
2026	72,394
2027	985
2028	—
Thereafter	—
Total	$75,347

11. Leases

The Company leases a corporate office facility, short-term parking spaces and miscellaneous office equipment under operating lease agreements. The Company’s lease agreements have terms not exceeding eight years. As of September 30, 2024, the Company does not have any finance leases.

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

Getaround, Inc.

Notes to Consolidated Financial Statements

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

The components of lease expense and income for the periods indicated are as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Operating lease costs	$1,480	$2,330
Short-term lease costs	384	708
Variable lease costs(1)	394	687
Sublease income	(892)	(1,129)
Total Lease Costs	$1,366	$2,596

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

Other information related to leases for the periods indicated are as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Operating cash flows used for lease liabilities	$1,828	$3,047

The weighted average remaining lease term for our operating leases was 5.3 years, and the weighted average discount rate for the Company’s operating leases was 10.3%.

The Company calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that it would pay to borrow funds on a fully collateralized basis over a similar term.

Future minimum payments under operating leases as of September 30, 2024, are as follows (in thousands):

Year ending December 31,
From October 1, 2024 to December 31, 2024	$78
2025	311
2026	311
2027	311
2028	311
Thereafter	311
Total undiscounted future cash flows	$1,633
Less: Imputed interest	(352)
Total	$1,281

12. Commitments and Contingencies

Commitments

As of September 30, 2024, there were no material changes outside the ordinary course of business to the Company’s commitments, as disclosed in the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023.

Legal Proceedings

In addition to the matters discussed below, from time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions that may be asserted against it that could have a material adverse effect on its business,

Getaround, Inc.

Notes to Consolidated Financial Statements

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

Kenareki Litigation

In 2020 the Company became involved in certain litigation filed by a former contractor of the Company alleging various Labor Code violations by the Company. The former contractor has asserted claims on a class wide basis and seeks to represent all California contractors and California non-exempt employees from July 2016 to the present. Based upon the Company’s investigation, the Company does not believe the plaintiff’s claims against the Company are valid, and during the third quarter of 2024 the parties reached a final settlement of this matter for an amount the Company does not consider to be material.

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

Garfield Litigation

In April of 2023, an action for attorneys’ fees and expenses was filed in the Court of Chancery for the State of Delaware against the Company (Garfield v. Getaround, Court of Chancery for the State of Delaware C.A. # 2023-0445-MTZ). The complaint alleges the plaintiff was a stockholder of InterPrivate II Acquisition Corp. (“IPVA”) who proposed certain amendments to IPVA’s certificate of incorporation, which, if implemented, would enable IPVA to avoid violating provisions of the Delaware General Corporation Law regarding corporate voting structures. The complaint further alleges such amendments were enacted in response to the plaintiff’s notice, and the plaintiff is therefore entitled to receive an award of attorneys’ fees and expenses from the Company as IPVA’s successor-in-interest, under the Court of Chancery's "corporate benefit" doctrine. On August 15, 2024 the parties reached a final settlement of this matter for an amount the Company does not consider to be material.

As of September 30, 2024 and December 31, 2023, the Company had accrued $0.9 million and $1.6 million, respectively, related to various pending claims and legal actions. The Company does not believe that a material loss in excess of these accrued amounts is reasonably possible.

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

Getaround, Inc.

Notes to Consolidated Financial Statements

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

13. Income Taxes

The Company's effective tax rate from continuing operations was not material for the three months ended September 30, 2024 and 0.9% for the three months ended September 30, 2023. The Company's effective tax rate from continuing operations was 0.1% for the nine months ending September 30, 2024 and 0.8% for the nine months ending September 30, 2023. The Company's full allowance in the United States and various other foreign jurisdictions caused the quarterly effective tax rate to be different from the U.S. federal statutory tax rate.

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s condensed consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of September 30, 2024 and September 30, 2023.

14. Stock-Based Compensation

Restricted Stock Units

Restricted stock units (RSUs) activity for the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2023	3,244,369	$5.30
RSUs granted	7,872,708	0.16
RSUs vested	(6,123,022)	1.10
RSUs canceled	(1,140,352)	3.83
Balance, September 30, 2024	3,853,703	$1.94

Stock Options

Stock option activity for the nine months ended September 30, 2024 (in thousands, except share amounts and per unit data) is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2023	7,997,004	$1.78	7.53	$10
Options granted	92,447,500	0.25	9.42	—
Options exercised	(54,104)	0.03	—	2
Options expired	(641,973)	3.72	—	—
Options forfeited	(2,342,939)	0.89	—	—
Balance, September 30, 2024	97,405,488	$0.34	9.14	$1
Vested and Exercisable, September 30, 2024	3,868,387	$2.10	2.85	$1
Vested and Exercisable and Expected to Vest, September 30, 2024	97,405,488	$0.34	9.14	$1

Getaround, Inc.

Notes to Consolidated Financial Statements

The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the estimated fair value of the Company’s common stock. The total intrinsic value for stock options exercised during the nine months ended September 30, 2024 and 2023 was $2.0 thousand and $1.0 thousand, respectively. The fair value of awards vested during the nine months ended September 30, 2024 and 2023 was $1.6 million and $3.1 million, respectively. The weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2024 and 2023 was $0.17 and $0.18, respectively. Of the 97.4 million vested and exercisable and expected to vest shares as of September 30, 2024, 88.1 million was attributable to unvested stock options for Eduardo Iniguez, who resigned as the Company's Chief Executive Officer effective October 15, 2024 (see Note 19 - Subsequent Events). These unvested stock options were forfeited effective upon his resignation date.

The following table summarizes the weighted-average assumptions used in the valuation of stock options granted:

	Nine Months Ended September 30,
	2024	2023
Expected volatility (%)	73.4%	81.4%
Risk-free interest rate (%)	4.3%	3.6%
Expected dividend yield	—	—
Expected term (years)	6.8	6.0

The Company recognized stock-based compensation expense related to stock options of $2.2 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and $6.0 million and $2.8 million for the nine months ended September 30, 2024 and 2023, respectively. This expense was included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales and marketing	$3	$10	$17	$42
Operations	34	133	175	500
Technology and product development	60	88	190	295
General and administrative	2,145	531	5,642	1,925
Total	$2,242	$762	$6,024	$2,762

As of September 30, 2024, there was $13.6 million of total unrecognized compensation cost related to unvested stock options granted under the plan that is expected to be recognized over a weighted-average period of 3.76 years. Of the $13.6 million of total unrecognized compensation as of September 30, 2024, $11.1 million was attributable to unvested stock options for Eduardo Iniguez, who resigned as the Company's Chief Executive Officer effective October 15, 2024 (see Note 19 - Subsequent Events).

The Company recognized stock-based compensation expense related to RSUs of $1.4 million and $2.9 million for the three months ended September 30, 2024 and 2023, respectively, and $5.0 million and $7.2 million for the nine months ended September 30, 2024 and 2023, respectively. This expense was included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales and marketing	$75	$92	$237	$313
Operations	332	404	907	1,475
Technology and product development	663	1,042	2,259	2,931
General and administrative	293	1,249	1,589	2,473
Total	$1,363	$2,787	$4,992	$7,192

As of September 30, 2024, there was $6.7 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.12 years.

Getaround, Inc.

Notes to Consolidated Financial Statements

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

Please refer to the table below for detail of warrant liability by type of warrant (in thousands):

	September 30, 2024	December 31, 2023
Private warrants	$15	$20
Total	$15	$20

Number of outstanding warrants as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Public warrants	12,175,000	12,175,000
Private warrants	4,616,667	4,616,667
Total	16,791,667	16,791,667

InterPrivate II Public and Private Warrants

Upon the Closing Date, there were 5,175,000 and 4,616,667 outstanding public and private warrants, respectively, to purchase shares of the Company’s common stock that were issued by InterPrivate II prior to the 2022 Business Combination. Each whole warrant entitles the registered holder to purchase one whole share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as discussed below, 30 days after the 2022 Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of common stock. The warrants will expire five years after the completion of the 2022 Business Combination, or earlier upon redemption or liquidation. The private warrants are identical to the public warrants, except that the private warrants and the common stock issuable upon exercise of the private warrants will not be transferable, assignable or salable until 30 days after the completion of the 2022 Business Combination. Additionally, the private warrants will be non-redeemable so long as they are held by the Sponsor, one of InterPrivate II’s directors or any of its permitted transferees. If the private warrants are held by someone other than the Sponsor or its permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

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

Mudrick Convertible Notes Warrants

On May 4, 2023, the Company issued 7,000,000 warrants to holders of Mudrick Convertible Notes, according to the terms of the convertible note subscription agreement (the “Mudrick Convertible Notes Warrants”). The Mudrick Convertible Notes Warrants are in substantially the same form as the public warrants, and are aggregated with the public warrants.

At September 30, 2024, outstanding public and private warrants were 12,175,000 and 4,616,667, respectively. The public warrants are equity-classified and private warrants are liability-classified.

Getaround, Inc.

Notes to Consolidated Financial Statements

16. Earnings (Loss) per Share

The following table provides the computation of net loss per share and weighted average shares of the Company’s common stock outstanding during the periods presented (in thousands, except share and per share amount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(15,524)	$(27,346)	$(58,514)	$(80,414)
Basic and diluted weighted average common stock outstanding(1)	100,475,081	93,204,630	98,497,942	92,707,994
Basic and diluted net loss per share	$(0.15)	$(0.29)	$(0.59)	$(0.87)

(1)
Balances are inclusive of 4.3 million RSUs legally vested but not yet issued as of September 30, 2024.

Since the Company was in a loss position for the three and nine month periods ended September 30, 2024 and 2023, basic net loss per share was the same as diluted net loss per share for the period presented.

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in whole shares):

	Nine Months Ended September 30,
	2024	2023
Stock options and restricted stock units outstanding(1)	101,259,191	13,125,888
Private Warrants	4,616,667	4,616,667
Public Warrants	12,175,000	12,175,000
Shares for Mudrick Convertible Notes	700,000,000	19,001,085
Shares for Mudrick PIK Notes	105,981,960	79,534
Total	924,032,818	48,998,174

(1)
Balances are inclusive of the common stock options legally exercised in exchange of the nonrecourse promissory notes.

The Company has reserved shares for the 2022 Employee Stock Purchase Plan, however, there have been no employee contributions to such plan as of September 30, 2024. The Company also has shares reserved in connection with the achievement of certain share-price targets as specified in the Merger Agreement, however, as of September 30, 2024, none of the share-price targets were satisfied. The Company has shares reserved in connection with the 2022 Equity Incentive Plan, however, options considered for dilutive EPS are only those granted.

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

Geographical Area Information

The table below summarizes the Company’s long-lived assets, which are comprised of property, equipment and operating lease right-of-use assets, net of accumulated depreciation, by geographical area:

	September 30, 2024	December 31, 2023
United States	$1,196	$18,883
Europe	1,613	1,783
Total	$2,809	$20,666

Getaround, Inc.

Notes to Consolidated Financial Statements

(See Note 5 – Revenue for the Company’s revenues disaggregated by geography).

The change in the Company’s long-lived assets as of September 30, 2024 is primarily due to the write-off of leasehold improvements in connection with the termination of one of the Company’s office leases (see Note 10 - Leases).

18. Related Party Transactions

Mudrick Capital Management L.P.

In the first quarter of 2024, Mr. Jason Mudrick joined the Company's Board of Directors. Mr. Mudrick holds an interest in Mudrick Capital Management L.P., to which the Company has issued convertible debt and notes payables described in Note 10 - Notes Payable. As Mr. Mudrick is now a member of the Board of Directors, these transactions are now considered related party transactions.

19. Subsequent Events

New Financing

On November 12, 2024, the Company and Mudrick Capital Management L.P., on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by Mudrick Capital Management L.P. (the “Purchaser”), amended and restated the Sixth A&R Super Note to reflect an increased aggregate principal amount of $97,842,574 (the “Seventh A&R Super Note”). The Seventh A&R Super Note will mature on August 7, 2026, at which time 108% of the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased. This transaction constitutes a related party transaction.

Departure of Directors or Certain Officers, Election of Directors, Appointment of Certain Officers, Compensatory Arrangements of Certain Officers

On October 15, 2024, Eduardo Iniguez, the Chief Executive Officer of the Company, resigned from his position as Chief Executive Officer and as a member of the Board, effective as of such date. As a result of his resignation as Chief Executive Officer, Mr. Iniguez ceased serving as the Company’s principal executive officer. Mr. Iniguez resigned for personal reasons.

On October 15, 2024, the Board appointed Albert Joon (“AJ”) Lee, the Company’s current Chief Operating Officer, as the Company’s Interim Chief Executive Officer, effective as of such date. In this capacity, Mr. Lee will serve as the Company’s interim principal executive officer. Mr. Lee will continue to serve as the Company’s Chief Operating Officer.

There have been no other events or transactions that occurred subsequently that require recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with our consolidated financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “us,” the “Company” or “Getaround” refer to the business and operations of Getaround, Inc., a Delaware corporation ("Legacy Getaround") prior to the Closing Date of the 2022 Business Combination, and to the business and operations of Getaround following the Closing Date.

Overview

Getaround is a global carsharing marketplace, powered by proprietary technology designed to make sharing cars simple, digital, on-demand, and automated. We reimagined the traditional car ownership model by empowering consumers, whom we refer to as our guests, to instantly and conveniently access safe, affordable and desirable cars they need while providing earnings potential to car owners who supply them, whom we refer to as our hosts. We believe booking and sharing cars should be a frictionless and hassle-free experience. Our technology platform offers choice and agency to guests and hosts, enabling both a traditional rental experience where guests meet the host ahead of their trip, or a fully contactless experience, without guests needing to wait in line at a car rental facility, manually fill out any paperwork, or meet anyone in person to exchange keys. Since launching in 2011, we have been focused on building and innovating our digital carsharing marketplace in the United States and internationally. As of September 30, 2024, our platform supports approximately 2.2 million unique guests and has approximately 66,000 active cars in more than 1,000 cities across 8 countries worldwide, including in the United States and across Europe.

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

On July 16, 2024, the Company and Purchaser, further amended and restated the Fifth A&R Super Note to reflect an increased aggregate principal amount of $83,674,931 (the “Sixth A&R Super Note”) which is comprised of the original $61,677,504 principal amount under the Fifth A&R Note, $1,997,427 in accrued interest on the Note as of July 16, 2024, and an additional principal amount of $20,000,000 to provide additional capital to the Company. The Sixth A&R Super Note will mature on August 7, 2026, at which time 108% of the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased.

In total, for the nine months ended September 30, 2024, the Company raised $61.2 million in proceeds related to the Mudrick Super Priority Note. The Mudrick Super Priority Note is a senior secured obligation of the Company, guaranteed by certain of its subsidiaries and secured by collateral consisting of substantially all of the assets of the Company and its subsidiary guarantors. Subject to limited exceptions, the Mudrick Super Priority Note will rank senior to all outstanding and future indebtedness of the Company, including the Company’s outstanding Mudrick Convertible Notes.

On November 12, 2024, the Company and Purchaser further amended and restated the Sixth A&R Super Note to reflect an increased aggregate principal amount of $97,842,574 (the “Seventh A&R Super Note”). The Seventh A&R Super Note will mature on August 7, 2026, at which time 108% of the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased.

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing. On July 9, 2024, Getaround, Inc. (the “Company”) received notice the New York Stock Exchange (“NYSE”) suspended trading of its common stock on the NYSE effective immediately and started the process to delist the Company's common stock from the NYSE. The delisting process followed the NYSE’s determination under Rule 802.01B of the NYSE Listed Company Manual that the Company did not meet the continued listing standard that requires listed companies to maintain an average global market capitalization of at least $15 million over a period of 30 consecutive trading days. The Company's common stock was formally delisted from listing and registration on NYSE effective August 16, 2024. The Company's common stock and public warrants are now quoted on the OTCQB Venture Market under the symbols "GETR" and "GETRW", respectively.

Going Concern. We have incurred cumulative losses from inception through September 30, 2024, and expect to incur additional losses for the foreseeable future. Our ability to fund our operations and capital expenditures beyond our current cash and cash equivalents resources will depend on our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to develop and promote our platform, as well as to grow our user base through new markets. Our future capital requirements depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges or unforeseen circumstances, or for other reasons. As a result, if our current cash runway is insufficient for us to be able to achieve or maintain positive cash flow, we will be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after the date the financial statements are issued.

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

Sales and Marketing

Sales and marketing expenses consist primarily of online digital advertising, brand advertising, out of home and outdoor advertising, market research, agency costs, trade shows and other events, public relations, and compensation and related personnel costs of our salesforce and marketing teams. We expect that our sales and marketing expenses will vary from period to period as a percentage of net revenue for the foreseeable future.

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

Depreciation and Amortization

Depreciation and amortization expenses consist of the associated depreciation and amortization of computer equipment, vehicle equipment, office furniture and equipment, leasehold improvements, and intangibles and the impairment of long-lived assets. We expect that our depreciation and amortization expenses will vary as a percentage of Total Revenues from period to period over the short term and decrease as a percentage of Total Revenues over the long term.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table summarizes our consolidated statements of operations and comprehensive loss for each of the periods presented:

	Three Months Ended September 30,
(In thousands)	2024	2023
Service revenue	$22,122	$23,387
Lease revenue	265	412
Total Revenues	$22,387	$23,799
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Service	$1,719	$1,920
Lease	9	32
Sales and marketing	5,197	4,118
Operations and support	15,255	16,874
Technology and product development	3,686	4,156
General and administrative	11,103	11,662
Depreciation and amortization	1,911	4,135
Total Operating Expenses	$38,880	$42,897
Loss from Operations	$(16,493)	$(19,098)
Other Income (Expense)
Convertible promissory note and note payable fair value adjustment	708	(8,686)
Warrant liability fair value adjustment	14	36
Interest income (expense), net	(30)	222
Other income (expense), net	284	(64)
Total Other Income (Expense)	$976	$(8,492)
Loss, before benefit for income taxes	(15,517)	(27,590)
Income Tax Benefit	7	(244)
Net Loss	$(15,524)	$(27,346)
Change in fair value of the convertible instrument liability	8,542	15,628
Foreign Currency Translation (Loss) Gain	3,841	(2,111)
Comprehensive Loss	$(3,141)	$(13,829)

The following table sets forth the components of our consolidated statements of operations and comprehensive loss for each of the periods presented as a percentage of Total Revenues:

	Three Months Ended September 30,
	2024	2023
Service revenue	99%	98%
Lease revenue	1%	2%
Total Revenue	100%	100%
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Service	8%	8%
Lease	—%	—%
Sales and marketing	23%	17%
Operations and support	68%	71%
Technology and product development	16%	17%
General and administrative	50%	49%
Depreciation and amortization	9%	17%
Total Operating Expenses	174%	180%
Loss from Operations	(74)%	(80)%
Other Income (Expense)
Convertible promissory note and note payable fair value adjustment	3%	(36)%
Warrant liability fair value adjustment	—%	—%
Interest income (expense), net	—%	1%
Other income, net	1%	—%
Total Other Income (Expense)	4%	(36)%
Loss, before benefit for income taxes	(69)%	(116)%
Income Tax Expense (Benefit)	0%	(1)%
Net Loss	(69)%	(115)%
Change in fair value of the convertible instrument liability	38%	66%
Foreign Currency Translation (Loss) Gain	17%	(9)%
Comprehensive Loss	(14)%	(58)%

Total Revenues

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Service revenue	$22,122	$23,387	$(1,265)	(5)%
Lease revenue	265	412	(147)	(36)%
Total revenue	$22,387	$23,799	$(1,412)	(6)%

For the three months ended September 30, 2024, the Company’s total revenues decreased by $1.4 million compared to the same period last year. Service revenue decreased by $1.3 million driven primarily by the April 1, 2024 suspension of operations in New York State, as well as what the Company believes to be a short-term impact of lower revenue from U.S. carsharing operations driven by the launch of the next generation of our Getaround TrustScore, which disincentivizes higher risk customers from booking trips on our marketplace. Lease revenue decreased by a total of $0.1 million, or 36%, primarily due to the suspension of operations in New York State which decreased the overall number of parking spaces generating Lease revenue.

Cost of Revenue (exclusive of depreciation and amortization)

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Service	$1,719	$1,920	$(201)	(10)%
Lease	9	32	(23)	(72)%
Total cost of revenue	$1,728	$1,952	$(224)	(11)%
Percentage of total revenues	8%	8%

Total cost of revenue (exclusive of depreciation and amortization) decreased $0.2 million, or 10%, for the three months ended September 30, 2024, as compared to the same period in 2023. Cost of revenue varies with both the price and number of the transactions, which impact transaction processing fees, as well as with overall platform traffic, including research and development activities, on our platform that impacts the hosting charges.

Sales and Marketing

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Sales and marketing	$5,197	$4,118	$1,079	26%
Percentage of total revenues	23%	17%

Sales and marketing expense increased $1.1 million, or 26% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 consistent with our planned marketing spend.

Operations and Support

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Operations and support	$15,255	$16,874	$(1,619)	(10)%
Percentage of total revenues	68%	71%

Operations and support expenses decreased $1.6 million, or 10%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was primarily attributable to a $1.1 million decrease in compensation expense and a $0.3 million net decrease in tolls, roadside assistance and fuel expenses, as well as other reductions as a result of improvement in operations and support costs driven by Getaround TrustScore.

Technology and Product Development

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Technology and product development	$3,686	$4,156	$(470)	(11)%
Percentage of total revenues	16%	17%

Technology and product development expenses decreased $0.5 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 largely due to a decrease in compensation expense.

General and Administrative

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
General and administrative	$11,103	$11,662	$(559)	(5)%
Percentage of total revenues	50%	49%

General and administrative expenses decreased $0.6 million, or 5%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was largely attributable to a $0.8 million decrease in office rent expense due to the Green St. Lease termination in June of 2024, a $0.7 million decrease in bad debt expense driven in part by our risk and pricing strategy improvements through deployment of the Getaround TrustScore, and a $0.5 million decrease in legal services. These decreases are part of cost management efforts, and were partially offset by a $1.3 million net increase in compensation expense, primarily due to an increase in stock-based compensation.

Depreciation and Amortization

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Depreciation and amortization	$1,911	$4,135	$(2,224)	(54)%
Percentage of total revenues	9%	17%

Depreciation and amortization expense decreased by $2.2 million, or 54%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease is primarily attributable to certain intangible assets being fully amortized in April 2024 as well as the disposal of certain fixed assets as a result of the Green St. Lease termination during the second quarter of 2024, resulting in less depreciation expense recorded for the third quarter of 2024. These decreases were partially offset by the increase in amortization expense related to newly developed technology placed in service in April 2024.

Convertible Promissory Note and Note Payable Fair Value Adjustment

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Convertible promissory note and note payable fair value adjustment	$708	$(8,686)	$9,394	(108)%
Percentage of total revenues	3%	(36)%

Our convertible debt and certain notes payable are carried at fair value on our balance sheet, which, at times, subjects such debt to significant fair value fluctuations. The convertible promissory note and note payable fair value adjustment changed by $9.4 million, or 108%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, following the change in the fair value of the outstanding convertible promissory notes and securities. Please refer to Note 4 - Fair Value Measurements to our consolidated financial statements included elsewhere in this document for additional details on fair valuation of underlying securities.

Warrant Liability Fair Value Adjustment

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Warrant liability fair value adjustment	$14	$36	$(22)	(61)%
Percentage of total revenues	0%	0%

Warrant liability fair value adjustment changed by $22,000, or 61%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The fair value of the warrant liability fluctuates with the changes in the fair value of the underlying securities. Please refer to Note 4 – Fair Value Measurements to our consolidated financial statements included in this document for additional details on fair valuation of underlying warrants.

Interest Income (Expense), Net

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Interest income (expense), net	$(30)	$222	$(252)	(114)%
Percentage of total revenues	(0)%	1%

Interest income (expense), net, changed by $0.3 million, or 114%, for the three months ended September 30, 2024, as compared to net interest income of $0.2 million for the three months ended September 30, 2023. The change was primarily due to a $0.3 million gain on extinguishment of debt recorded in the third quarter of 2023, with no similar item occurring in the current period.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Other income (expense), net	$284	$(64)	$348	(544)%
Percentage of total revenues	1%	(0)%

Other income was $0.2 million for the three months ended September 30, 2024, as compared to Other expense of $0.1 million for the same period in 2023. This change was primarily a result of settlements reached with various vendors during the third quarter of 2024.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Income tax expense (benefit)	$7	$(244)	$251	(103)%
Percentage of total revenues	0%	(1)%

For the three months ended September 30, 2024, income tax expense was $7,000 as compared to an income tax benefit of $0.2 million for the same period in 2023. Changes in our income tax expense (benefit) are primarily attributable to our international operations.

Segment and Geographical Results of Operations

We view and operate our business as one operating segment. Refer to Note 17 — Segment and Geographical Area Information to our consolidated financial statements included herein for additional details on this determination.

Key Business Metrics

We use the following key business metric to measure our performance, identify trends relevant to our business, formulate financial projections and operating plans, and make strategic decisions. As a marketplace platform we have one main key business metric: Trips.

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

	Three Months Ended September 30,
(In thousands)	2024	2023
Trips	243	271

For the three months ended September 30, 2024, we facilitated 243 thousand Trips, a decrease of 28 thousand or 10% from the 271 thousand Trips during the same period in the year prior. The overall decrease in Trips is largely attributable to the suspension of operations in New York State.

Non-GAAP Financial Measures

We use Gross Booking Value, Net Marketplace Value, Trip Contribution Profit, Trip Contribution Margin and Adjusted EBITDA, each of which are non-GAAP financial measures, in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with the Getaround Board concerning our financial performance. Our definitions of these non-GAAP financial measures may differ from definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar financial measures. Furthermore, these financial measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our consolidated statements of operations that are necessary to run our business. Additionally, a limitation of NMV is that it is a measure that we have defined for internal purposes that may be unique to us, and therefore may not enhance the comparability of our results to other companies in our industry that have similar arrangements but present the impact of fees and commissions differently. Thus, these non-GAAP financial measures should be considered in addition to, and not as a substitute for, or in isolation from, financial measures prepared in accordance with GAAP.

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

The following tables present a reconciliation of Gross Booking Value from the most comparable GAAP measure, Service Revenues, for the periods presented:

	Three Months Ended September 30,
(In thousands)	2024	2023
Service Revenues	$22,122	$23,387
Plus: Host reimbursements	42,875	45,149
Plus: Pass-through fees	67	$700
Gross Booking Value	$65,064	$69,236

For the three months ended September 30, 2024, GBV amounted to $65.1 million, a decrease of $4.2 million, or 6%, from the same period in the year prior, primarily attributable to the suspension of operations in New York State, as well as the temporary reduction in revenue driven by the launch of our Getaround TrustScore, as discussed under the Total Revenues paragraph herein.

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

The following tables present a reconciliation of NMV from the most comparable GAAP measure, Service Revenues, for the periods presented:

	Three Months Ended September 30,
(In thousands)	2024	2023
Service Revenues	$22,122	$23,387
Plus: EU insurance share(1)	7,646	7,367
Net Marketplace Value	$29,768	$30,754
(1)
Represents the amount of insurance fees charged through the Getaround platform in Europe that are not recognized as revenue.

For three months ended September 30, 2024, NMV amounted to $29.8 million, a decrease of $1.0 million, or 3%, from the $30.8 million for the year prior. The change was primarily driven by the suspension of operations in New York State, partially offset by a $0.3 million increase in the sale of European insurance.

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

The following tables present a reconciliation of Contribution Profit from the most comparable GAAP measure, Net revenue, for the periods presented:

	Three Months Ended September 30,
(In thousands, except percentages)	2024	2023
Net revenue	$22,397	$23,804
Variable operating expenses	(15,110)	(16,434)
Contribution profit	$7,287	$7,370

Contribution margin	33%	31%

For the three months ended September 30, 2024, Contribution profit slightly decreased by $0.1 million, a decrease of 1%, from the prior year. Lower net revenue was mostly offset by a decrease in variable operating expenses due to lower bad debt expense as compared to the third quarter of 2023.

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

The following tables present a reconciliation of Trip Contribution Profit from the most comparable GAAP measure, gross profit from Service revenue, for the periods presented:

	Three Months Ended September 30,
(In thousands, except percentages)	2024	2023
Gross profit from Service revenue	$19,962	$20,422
Gross margin from Service revenue	90%	87%

Plus: Cost of Service revenue, amortization and depreciation	451	1,045
Less: Trip support costs	(9,685)	(9,397)

Trip Contribution Profit	10,728	12,070
Trip Contribution Margin	48%	52%

Our gross profit from Service revenue is calculated as follows:

	Three Months Ended September 30,
(In thousands, except percentages)	2024	2023
Service revenue	$22,122	$23,387
Less: Cost of Service revenue, net of amortization and depreciation	(1,709)	(1,920)
Less: Cost of Service revenue, amortization and depreciation	(451)	(1,045)

Gross profit from Service revenue	$19,962	$20,422
Gross margin from Service revenue	90%	87%

For the three months ended September 30, 2024, Trip contribution profit amounted to $10.7 million, a decrease of $1.3 million, or 11%, from the year prior. The change is primarily attributable to a $0.5 million net decrease in gross profit from Service revenue, a $0.6 million decrease in Cost of Service revenue and an increase in Trip support costs of $0.3 million related to claims expense.

For the three months ended September 30, 2024, our Trip Contribution Margin was 48%, a decrease from our Trip Contribution Margin of 52% in the same period of the year prior. The reduction in our Trip Contribution Margin is largely attributable to an increase in Trip support costs and a decrease in Cost of Service revenue discussed above.

Adjusted EBITDA

We define Adjusted EBITDA as net income adjusted for: (i) fair value adjustment of instruments carried at fair value; (ii) interest income (expense) and other income (expense); (iii) income tax provision; (iv) depreciation and amortization; (v) stock-based compensation expense; (vi) contingent compensation; and (vii) certain expenses determined to be incurred outside of the regular course of business which includes: one-time expenses related to the shutdown of the Green St. Office, legal fees to raise capital, costs related to certain legal matters, settlements and business combination-related legal fees, initial implementation projects, and transaction costs associated with proposed business combinations that are not subject to deferral. Adjusted EBITDA is a key performance measure that we use to assess operating performance and operating leverage of our business. As Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. Accordingly, we believe that Adjusted EBITDA is useful to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. The items excluded from our Adjusted EBITDA calculation are either non-cash in nature, or not driven by core results of recurring operations and therefore not predictable or recurring, rendering comparisons with prior periods and competitors less meaningful.

The following tables present a reconciliation of Adjusted EBITDA from the most comparable GAAP measure, Net Loss, for the periods presented:

	Three Months Ended September 30,
(In thousands)	2024	2023
Net Loss	$(15,524)	$(27,346)
Plus: warrant liability, convertible promissory note and note payable fair value adjustment	(722)	8,650
Plus: interest and other income (expense), net	(254)	(158)
Minus: income tax provision	7	(244)
Plus: depreciation and amortization	1,911	4,135
Plus: stock-based compensation	3,605	3,548
Plus: expense not incurred in the regular course of business	1,725	138
Adjusted EBITDA	(9,252)	(11,277)

For the three months ended September 30, 2024, Adjusted EBITDA was a loss of $9.3 million, a $2.0 million, or 18% favorable change from the loss of $11.3 million from the same period in the year prior, driven primarily by an overall reduction in compensation expense as part of the Company's cost management efforts, as well as bad debt expense.

Comparison of the nine months ended September 30, 2024 and 2023

The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table summarizes our consolidated statements of operations and comprehensive loss for each of the periods presented:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Service revenue	$57,235	$52,810
Lease revenue	892	1,129
Total Revenues	$58,127	$53,939
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Service	$5,295	$4,995
Lease	63	107
Sales and marketing	14,165	15,486
Operations and support	42,545	45,000
Technology and product development	12,097	12,286
General and administrative	38,553	40,224
Depreciation and amortization	8,556	9,914
Total Operating Expenses	$121,274	$128,012
Loss from Operations	$(63,147)	$(74,073)
Other Income (Expense)
Convertible promissory note and note payable fair value adjustment	(5,314)	(8,010)
Warrant liability fair value adjustment	5	209
Interest income (expense), net	(180)	506
Other income, net	10,168	331
Total Other Income (Expense)	$4,679	$(6,964)
Loss, before benefit for income taxes	(58,468)	(81,037)
Income Tax Expense (Benefit)	46	(623)
Net Loss	$(58,514)	$(80,414)
Change in fair value of the convertible instrument liability	9,703	15,628
Foreign Currency Translation (Loss) Gain	1,223	(1,876)
Comprehensive Loss	$(47,588)	$(66,662)

The following table sets forth the components of our consolidated statements of operations and comprehensive loss for each of the periods presented as a percentage of Total Revenues:

	Nine Months Ended September 30,
	2024	2023
Service revenue	98%	98%
Lease revenue	2%	2%
Total Revenue	100%	100%
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Service	9%	9%
Lease	—%	—%
Sales and marketing	24%	29%
Operations and support	73%	83%
Technology and product development	21%	23%
General and administrative	66%	75%
Depreciation and amortization	15%	18%
Total Operating Expenses	209%	237%
Loss from Operations	(109)%	(137)%
Other Income (Expense)
Convertible promissory note and note payable fair value adjustment	(9)%	(14)%
Warrant liability fair value adjustment	—%	—%
Interest income (expense), net	—%	1%
Other income, net	17%	1%
Total Other Income (Expense)	8%	(12)%
Loss, before benefit for income taxes	(101)%	(150)%
Income Tax Expense (Benefit)	0%	(1)%
Net Loss	(101)%	(149)%
Change in fair value of the convertible instrument liability	17%	29%
Foreign Currency Translation (Loss) Gain	2%	(3)%
Comprehensive Loss	(82)%	(124)%

Total Revenues

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Service revenue	$57,235	$52,810	$4,425	8%
Lease revenue	892	1,129	(237)	(21)%
Total revenue	$58,127	$53,939	$4,188	8%

For the nine months ended September 30, 2024, the Company’s total revenues increased by $4.2 million, or 8%, compared to the prior year.

Service revenue increased by $4.4 million, or 8%, driven primarily by incremental Service revenue of $8.7 million arising from the 2023 Business Combination, partially offset by the impact from the suspension of operations in New York State, as well as lower revenue from U.S. carsharing operations driven by the launch of our Getaround TrustScore, as previously discussed.

Lease revenue decreased by a total of $0.2 million, or 21%, primarily due to the suspension of operations in New York State which decreased the overall number of parking spaces generating Lease revenue.

Cost of Revenue (exclusive of depreciation and amortization)

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Service	$5,295	$4,995	$300	6%
Lease	63	107	(44)	(41)%
Total cost of revenue	$5,358	$5,102	$256	5%
Percentage of total revenues	9%	9%

Total cost of revenue (exclusive of depreciation and amortization) increased $0.3 million, or 5%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Cost of revenue varies with both the price and number of the transactions, which impact transaction processing fees, as well as with overall traffic, including research and development activities, on our platform that impacts the hosting charges. The overall increase is largely attributable to the full nine months of cost of revenue generated in 2024 from the 2023 Business Combination.

Sales and Marketing

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Sales and marketing	$14,165	$15,486	$(1,321)	(9)%
Percentage of total revenues	24%	29%

Sales and marketing expense decreased $1.3 million, or 9% for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was primarily attributable to a decrease of $1.0 million in advertising and related expenses, as well as a $0.4 million decrease in compensation expense pursuant to our cost control oriented operating strategy.

Operations and Support

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Operations and support	$42,545	$45,000	$(2,455)	(5)%
Percentage of total revenues	73%	83%

Operations and support expenses decreased $2.5 million, or 5%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was primarily attributable to a $2.7 million decrease in compensation expense and a $1.4 million decrease in fuel, towing and roadside assistance expenses, as well as other reductions as a result of improvement in operations and support costs driven by Getaround TrustScore. The overall decrease was partially offset by a $1.6 million net increase in insurance and claims-related expenses.

Technology and Product Development

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Technology and product development	$12,097	$12,286	$(189)	(2)%
Percentage of total revenues	21%	23%

Technology and product development costs decreased $0.2 million, or 2%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was primarily driven by a $0.5 million decrease in temporary shift work and product testing expenses, partially offset by a $0.3 million increase in compensation expense.

General and Administrative

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
General and administrative	$38,553	$40,224	$(1,671)	(4)%
Percentage of total revenues	66%	75%

General and administrative expenses decreased $1.7 million, or 4%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was largely attributable to a $1.9 million decrease in bad debt largely driven by our risk and pricing strategy improvements through deployment of the Getaround TrustScore, a $1.7 million combined reduction in office rent and insurance expenses, and a $1.3 million decrease in non-legal professional services. These decreases were partially offset in part by a $3.0 million net increase in compensation expense, primarily due to an increase in severance expense, and a net increase of $0.4 million in legal services. Legal service costs may fluctuate from period to period.

Depreciation and Amortization

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Depreciation and amortization	$8,556	$9,914	$(1,358)	(14)%
Percentage of total revenues	15%	18%

Depreciation and amortization expense decreased by $1.4 million, or 14%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease is primarily due to certain intangible assets being fully amortized during 2024, as well as the write-off of certain fixed assets as a result of the Green St. Lease termination.

Convertible Promissory Note and Note Payable Fair Value Adjustment

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Convertible promissory note and note payable fair value adjustment	$(5,314)	$(8,010)	$2,696	(34)%
Percentage of total revenues	(9)%	(14)%

Our convertible debt and certain notes payable are carried at fair value on our balance sheet, which, at times, subjects such debt to significant fair value fluctuations. The convertible promissory note and note payable fair value adjustment changed by $2.7 million, or 34%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, following the change in the fair value of the outstanding convertible promissory notes and securities. Please refer to Note 4 - Fair Value Measurements to our consolidated financial statement included elsewhere in this document for additional details on fair valuation of underlying securities.

Warrant Liability Fair Value Adjustment

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Warrant liability fair value adjustment	$5	$209	$(204)	(98)%
Percentage of total revenues	0%	0%

Warrant liability fair value adjustment changed by $0.2 million, or 98%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The fair value of the warrant liability fluctuates with the changes in the fair value of the underlying securities. Please refer to Note 4 – Fair Value Measurements to our consolidated financial statement included in this document for additional details on fair valuation of underlying warrants.

Interest Income (Expense), Net

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Interest income (expense), net	$(180)	$506	$(686)	(136)%
Percentage of total revenues	(0)%	1%

Interest income (expense), net, changed by $0.7 million, or 136%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The change was primarily driven by a decrease in the balance of our interest yielding cash savings account as well as a $0.2 million increase in interest expense. There was also a $0.3 million gain on extinguishment of debt recorded in the third quarter of 2023, with no similar item occurring in 2024.

Other Income, Net

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Other income, net	$10,168	$331	$9,837	2972%
Percentage of total revenues	17%	1%

Other income, net changed by $9.8 million, or 2972%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The change was primarily a result of a $10.8 million gain from the Broadspire settlement as discussed in the "Recent Developments" section herein. The $15 million settlement payment, less fees for legal services paid to the legal counsel to the Company, and other legal costs, resulted in a net cash payment to us in the amount of $10.3 million and recognition of other income in the amount of $10.8 million. Additionally, there was a $1.5 million gain from settlements with various vendors as well as a $0.5 million gain from the settlement with iHeartMedia. This change is partially offset by the $2.9 million loss from the Green St. Lease termination. Please refer to Note 11 - Leases to our consolidated financial statement included in this document for additional details.

Income Tax Expense (Benefit)

	Nine Months Ended September 30,		Change
(In thousands, except percentages)	2024	2023	$	%
Income tax expense (benefit)	$46	$(623)	$669	(107)%
Percentage of total revenues	0%	(1)%

For the nine months ended September 30, 2024, we had income tax expense of $46.0 thousand, as compared to an income tax benefit of $0.6 million for the nine months ended September 30, 2023. Any changes in our income tax benefit are primarily attributable to our international operations.

Segment and Geographical Results of Operations

We view and operate our business as one operating segment. Refer to Note 17 — Segment and Geographical Area Information to our consolidated financial statements included herein for additional details on this determination.

Key Business Metrics

We use the following key business metric to measure our performance, identify trends relevant to our business, formulate financial projections and operating plans, and make strategic decisions. As a marketplace platform we have one main key business metric: Trips.

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

	Nine Months Ended September 30,
(In thousands)	2024	2023
Trips	680	724

For the nine months ended September 30, 2024, we facilitated 680 thousand Trips, a decrease of 44 thousand or 6% from the 724 thousand Trips during the same period in the year prior. The overall decrease in Trips is largely attributable to the suspension of operations in New York State.

Non-GAAP Financial Measures

We use Gross Booking Value, Net Marketplace Value, Trip Contribution Profit, Trip Contribution Margin and Adjusted EBITDA, each of which are non-GAAP financial measures, in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with the Getaround Board concerning our financial performance. Our definitions of these non-GAAP financial measures may differ from definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar financial measures. Furthermore, these financial measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our consolidated statements of operations that are necessary to run our business. Additionally, a limitation of NMV is that it is a measure that we have defined for internal purposes that may be unique to us, and therefore may not enhance the comparability of our results to other companies in our industry that have similar arrangements but present the impact of fees and commissions differently. Thus, these non-GAAP financial measures should be considered in addition to, and not as a substitute for, or in isolation from, financial measures prepared in accordance with GAAP.

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

The following tables present a reconciliation of Gross Booking Value from the most comparable GAAP measure, Service Revenues, for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Service Revenues	$57,235	$52,810
Plus: Host reimbursements	105,279	99,614
Plus: Pass-through fees	483	$2,287
Gross Booking Value	$162,997	$154,711

For the nine months ended September 30, 2024, GBV amounted to $163.0 million, an increase of $8.3 million, or 5%, from the same period in the year prior, primarily attributable to the $16.4 million of incremental GBV arising from the 2023 Business Combination and improvements in revenue management, which generated higher GBV per Trip, partially offset by the temporary reduction in revenue driven by the launch of our Getaround TrustScore, which reduced rented hours and correspondingly reduced GBV generated by lower trust, higher risk guests, as discussed under Total Revenues above, as well as the suspension of operations in New York State.

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

The following tables present a reconciliation of NMV from the most comparable GAAP measure, Service Revenues, for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Service Revenues	$57,235	$52,810
Plus: EU insurance share(1)	19,223	17,757
Net Marketplace Value	$76,458	$70,567

(1)
Represents the amount of insurance fees charged through the Getaround platform in Europe that are not recognized as revenue.

For the nine months ended September 30, 2024, NMV amounted to $76.5 million, an increase of $5.9 million, or 8%, from the $70.6 million for the year prior. The change was primarily driven by a $5.7 million increase in Service revenue and a $1.2 million increase in the sale of European insurance.

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

The following tables present a reconciliation of Contribution Profit from the most comparable GAAP measure, Net revenue, for the periods presented:

	Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023
Net revenue	$58,137	$53,945
Variable operating expenses	(42,820)	(43,909)
Contribution profit	$15,317	$10,036

Contribution margin	26%	19%

For the nine months ended September 30, 2024, Contribution profit increased by $5.3 million, an increase of 53%, from the prior year. The change is attributable to a $4.2 million increase in Net revenue, as well as a $1.1 million decrease in variable operating expenses due to lower bad debt expense.

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

The following tables present a reconciliation of Trip Contribution Profit from the most comparable GAAP measure, gross profit from Service revenue, for the periods presented:

	Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023
Gross profit from service revenue	$50,002	$45,014
Gross margin from service revenue	87%	85%

Plus: Cost of Service revenue, amortization and depreciation	1,957	2,801
Less: Trip support costs	(24,762)	(22,981)

Trip Contribution Profit	27,197	24,834
Trip Contribution Margin	48%	47%

Our gross profit from Service revenue is calculated as follows:

	Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023
Service revenue	$57,235	$52,810
Less: Cost of Service revenue, net of amortization and depreciation	(5,276)	(4,995)
Less: Cost of Service revenue, amortization and depreciation	(1,957)	(2,801)

Gross profit from Service revenue	$50,002	$45,014
Gross margin from Service revenue	87%	85%

For the nine months ended September 30, 2024, Trip contribution profit amounted to $27.2 million, an increase of $2.4 million, or 10%, from the year prior. The change is attributable to a $5.0 million increase in gross profit from Service revenue partially offset by a $1.8 million net increase in Trip support costs and a $0.8 million decrease in Cost of Service revenue primarily driven by incremental cost of operations arising from the 2023 Business Combination. The increase in Trip support costs was partially offset by the beneficial impact of Getaround TrustScore.

For the nine months ended September 30, 2024, our Trip Contribution Margin was 48%, an increase from our Trip Contribution Margin of 47% in the same period of 2023. The increase in our Trip Contribution Margin is largely attributable to an increase in gross profit from Service revenue discussed above.

Adjusted EBITDA

We define Adjusted EBITDA as net income adjusted for: (i) fair value adjustment of instruments carried at fair value; (ii) interest income (expense) and other income (expense); (iii) income tax provision; (iv) depreciation and amortization; (v) stock-based compensation expense; (vi) contingent compensation; and (vii) certain expenses determined to be incurred outside of the regular course of business which includes: one-time expenses related to the shutdown of the Green St. Office, legal fees to raise capital, costs related to certain legal matters and business combination-related legal fees, and investments in preparation of going public, initial implementation projects and transaction costs associated with proposed business combinations that are not subject to deferral. Adjusted EBITDA is a key performance measure that we use to assess operating performance and operating leverage of our business. As Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. Accordingly, we believe that Adjusted EBITDA provides useful to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. The items excluded from our Adjusted EBITDA calculation are either non-cash in nature, or not driven by core results of recurring operations and therefore not predictable or recurring, rendering comparisons with prior periods and competitors less meaningful.

The following tables present a reconciliation of Adjusted EBITDA from the most comparable GAAP measure, Net Loss, for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net Loss	$(58,514)	$(80,414)
Plus: warrant liability, convertible promissory note and note payable fair value adjustment	5,309	7,801
Plus: interest and other income (expense), net	(9,988)	(837)
Minus: income tax provision	46	(623)
Plus: depreciation and amortization	8,556	9,914
Plus: stock-based compensation	11,016	9,953
Plus: expense not incurred in the regular course of business	7,628	720
Adjusted EBITDA	(35,947)	(53,486)

For the nine months ended September 30, 2024, Adjusted EBITDA was a loss of $35.9 million, a favorable change by $17.5 million, or 33%, from the loss of $53.5 million from the same period in 2023. The favorable change was driven primarily by an overall decrease in operating expenses, including an overall decrease in compensation expense, office rent, insurance expense, professional services, bad debt expense and trip support costs.

Liquidity and Capital Resources

Our principal sources of liquidity have historically consisted of cash generated from our financing activities. As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents of $30.8 million. Cash and cash equivalents consisted of institutional money market funds, and similar instruments that have an original maturity date of less than six months and are readily convertible into known amounts of cash.

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

We have incurred cumulative losses from inception through September 30, 2024 and expect to incur additional losses for the foreseeable future. Our ability to fund our operations and capital expenditures beyond our current cash and cash equivalents will depend on our ability to generate cash from operating activities which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to develop and promote our platform, as well as to grow our marketplace globally. Our future capital requirements depend on many factors, including our needs to support our business growth, to respond to business opportunities, challenges, or unforeseen circumstances, or for other reasons. As a result, if our current cash runway is insufficient for us to be able to achieve or maintain positive cash flow, we will be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern within one year after the date the financial statements are issued.

On November 12, 2024, the Company and Mudrick Capital Management L.P., on behalf of certain funds, investors, entities or accounts that are managed, sponsored or advised by Mudrick Capital Management L.P. (the “Purchaser”), amended and restated the Sixth A&R Super Note to reflect an increased aggregate principal amount of $97,842,574 (the “Seventh A&R Super Note”). The Seventh A&R Super Note will mature on August 7, 2026, at which time 108% of the principal and accrued interest will become due, payable in cash, unless earlier redeemed or repurchased.

Cash Flows

The following table presents the summary cash flow information for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(44,828)	$(43,963)
Investing activities	(965)	(11,798)
Financing activities	60,943	13,792
Net (decrease) increase in cash	15,150	(41,969)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	22	(161)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$15,172	$(42,130)

Operating Activities

During the nine months ended September 30, 2024 and 2023, cash flows used in operating activities were $44.8 million and $44.0 million, respectively. Comparability of operating cash flows between comparable periods was impacted by changes in working capital primarily driven by following factors: (i) sales volumes and timing of collections, (ii) volume of purchases and timing of payments, and (iii) fluctuations in liability from obligation to remit insurance fees collected on behalf of an insurance company in Europe due to the timing of payments.

Investing Activities

During the nine months ended September 30, 2024, cash flows used in investing activities amounted to $0.9 million, consisting of investments in software development.

Net cash used in investing activities during the nine months ended September 30, 2023 amounted to $11.8 million, consisting of $0.8 million in purchases of property and equipment, $3.3 million of capitalized software, and $7.8 million related to the acquisition of Hyrecar, partially offset by $1.0 million from proceeds from the sale of property and equipment.

Financing Activities

Net cash provided by financing activities was $60.9 million during the nine months ended September 30, 2024, primarily due to proceeds from the issuance of the Mudrick Super Priority Note.

Net cash provided by financing activities was $13.8 million during the nine months ended September 30, 2023, consisting primarily of $3.0 million in proceeds from issuance of the Mudrick Bridge Note and $11.7 million in proceeds from issuance of the Mudrick Super Priority Note.

Contractual Obligations and Commitment

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Below is a table that shows our contractual obligations as of September 30, 2024:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long Term Debt(1)	$263,051	$1,583	$85,483	$175,985	$—
Operating Lease(2)	1,633	78	622	622	311
Total Contractual Obligations	$264,684	$1,661	$86,105	$176,607	$311

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

The significant unobservable inputs into the valuation model used to estimate the fair value of the common stock warrants include:

•
the timing of potential events (for example, a potential sale of the business or public offering) and their probability of occurring,
•
the selection of guideline public company multiples,
•
a discount for the lack of marketability of the preferred and common stock,
•
the projected future cash flows, and
•
the discount rate used to calculate the present value of the estimated equity value allocated to each share class.

In determining the fair value of the Mudrick Convertible Notes and Mudrick Super Priority Note, the Company used a market-based approach. The valuation method utilized a negotiated discount rate and a market yield rate which are unobservable inputs.

An increase or decrease in any of the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

Stock-Based Compensation

We measure compensation expense for all stock-based payment awards, including stock options and restricted stock units granted to employees, directors and non-employees based on the estimated fair value of the awards on the date of grant. The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model. The determination of the grant date fair value using an option-pricing model is affected by our estimated common stock fair value, as well as assumptions regarding a number of other complex and subjective variables. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, risk-free interest rate for the expected term of the award and expected dividends. Stock-based compensation is recognized on a straight-line basis over the requisite service period. These amounts are reduced by forfeitures as the forfeitures occur.

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

Item 4. Controls and Procedures

Our management, with our Interim Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024, because of the material weaknesses in our internal control over financial reporting described in Part II, Item 9A in our Annual Report.

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

There is substantial doubt about our ability to continue as a going concern based on our cash and cash equivalents as of September 30, 2024. We will need to raise additional funding, which may not be available on acceptable terms, if at all, to continue as a going concern. Failure to obtain capital when needed may require us to curtail or cease our operations.

Our consolidated financial statements were prepared under the assumption that we will continue as a going concern. As of September 30, 2024, we had $30.8 million in unrestricted cash and cash equivalents available to fund future operations. We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to develop and promote our platform, as well as to grow our user base through new markets. We estimate that our existing cash resources will not be sufficient to fund our operations for at least 12 months from the issuance date of the financial statements included elsewhere in this report. Our ability to continue as a going concern will depend on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce or contain expenditures and increase revenues. Based on these factors, management determined that there is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report dated March 28, 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

On July 23, 2024, we submitted a request for a review of the NYSE’s determination to suspend trading in our common stock and commence the process for delisting our common stock from the NYSE. On August 2, 2024, the Company notified NYSE that it determined to officially withdraw its request for a hearing.

Our common stock and public warrants are quoted on the OTC Venture Market, but a market may not develop for these securities.

As described above, on July 9, 2024, we received notice that NYSE had suspended trading of our common stock on the NYSE effective immediately and started the process to delist our common stock from the NYSE. Our common stock resumed trading on the OTC Markets Group platform under its ticker symbol “GETR” on July 10, 2024. Our public warrants previously were listed on NYSE under the symbol “GETR WS.” On November 28, 2023, the NYSE halted trading in our public warrants due to the low trading price of the warrants and removed the public warrants from listing and registration on NYSE effective as of December 26, 2023. The public warrants are now quoted on the OTC Venture Market under the symbol “GETRW.” The over-the-counter market is a significantly more limited market than NYSE due to factors such as the reduced number of investors that will consider investing in securities traded over the counter, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result of the foregoing, holders of our securities may find it difficult to resell their securities at prices quoted in the market or at all. You may be unable to sell our securities unless a market for such securities can be established or sustained.

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

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

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

4.1

Second Supplemental Indenture, dated August 19, 2024, by and between Getaround, Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K (File No. 001-40152), filed with the SEC on August 21, 2024).

10.1	Second Amended and Restated Super Priority Secured Promissory Note due August 7, 2026

10.2	Fourth Amended and Restated Super Priority Secured Promissory Note due August 7, 2026

10.3

Sixth Amended and Restated Super Priority Secured Promissory Note due August 7, 2026 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40152), filed with the SEC on July 18, 2024).

10.4	Forbearance Agreement with Mudrick dated September 5, 2024

10.5	Outstanding Fees Settlement Agreement with iHeartMedia + Entertainment, Inc., Broader Media Holdings LLC, Clear Channel Outdoor, Inc.

10.6	Settlement Agreement made as of March 8, 2024, by and between Getaround, Inc. and Broadspire Services, Inc.

10.7	Amendment to the Loan Contract with Credit Industriel et Commercial effective November 25, 2023.

10.8	Amendment Modifying the Contract with BNP Paribas effective December 13, 2023.

10.9	Amendment to Contract with Bpifrance effective December 31, 2023.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1#

Settlement Agreement and General Release entered into as of October 17, 2024, by and between Getaround Operations LLC and Eduardo Iniguez (incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K (File No. 001-40152), filed with the SEC on October 23, 2024).

99.2#

Indemnification Agreement made as of October 17, 2024, by and between Getaround, Inc. and AJ Lee (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K (File No. 001-40152), filed with the SEC on October 23, 2024).

99.3

Commitment Letter from Mudrick Capital dated July 8, 2024 (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K (File No. 001-40152), filed with the SEC on July 9, 2024).

101

Financial statements from the Quarterly Report on Form 10-Q of Getaround, Inc. for the quarter ended September 30, 2024, formatted in inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Deficit, (iv) Unaudited Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

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

GETAROUND, INC.

Date: November 14, 2024	/s/ AJ Lee
Name: AJ Lee
Title: Interim Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	/s/ Patricia Huerta
Name: Patricia Huerta
Title: Interim Chief Financial Officer (Principal Financial Officer)